Form 10QSB
period 1999-04-30
CREDIT CONCEPTS INC
filed 1999-06-14
CIK 1068667

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark one)

       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended April 30, 1999

                                    OR

          [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                         THE EXCHANGE ACT OF 1934

               For the transition period from ____ to ____
                    Commission file number  333-66853


                          CREDIT CONCEPTS, INC.
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


        Oregon                                            91-1236587
---------------------------------                    ---------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                     Identification Number)

           2149 Centennial Plaza, Suite 2, Eugene, Oregon 97401
           ----------------------------------------------------
                 (Address of principal executive offices)

                              (541) 342-8545
                        --------------------------
                       (Issuer's telephone number)

                                   N/A
           ----------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report)

Check whether the issuer (1) filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes  [ ]   No  [X]

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes  [ ]   No  [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 11, 1999, 300 shares of common stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No  [X]

                                  INDEX


PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements.

              Balance Sheets at April 30, 1999 (unaudited), April 30, 1998 (unaudited) and July 31, 1998

              Statements of Income for the Three Months Ended April 30, 1999 (unaudited) and April 30, 1998 (unaudited)

              Statements of Income for the Nine Months Ended April 30, 1999 (unaudited) and for the Four Months Ended April 30, 1998 (unaudited)

              Statements of Cash Flows for the Nine Months Ended April 30, 1999 (unaudited) and for the Four Months Ended April 30, 1998 (unaudited)

              Notes to Financial Statements (Unaudited)

   Item 2.    Management's Discussion and Analysis or Plan of Operation.


PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings

   Item 2.    Changes in Securities and Use of Proceeds

   Item 3.    Defaults Upon Senior Securities

   Item 4.    Submission of Matters to a Vote of Security Holders

   Item 5.    Other Information

   Item 6.    Exhibits and Reports on Form 8-K

                             CREDIT CONCEPTS, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                     ------
                                            April 30               July 31
                                          (Unaudited)
                                 ---------------------------     -------------
                                      1999            1998            1998
                                  ------------    ------------   ------------
Cash                             $     74,930     $    21,584    $    55,003
                                  ------------    ------------   ------------
Finance receivables:
  Contracts                         3,844,074       2,655,869      4,325,162
  Loans                               381,898               -              -
  Loan origination costs               49,819          26,361         35,148
  Allowance for credit losses        (333,787)       (117,284)      (191,000)
                                  ------------    ------------   ------------
     Finance Receivables, Net       3,942,004       2,564,946      4,169,310
                                  ------------    ------------   ------------

Interest receivable on contracts       72,753               -         64,500
Stock subscriptions receivable        120,000         120,000        120,000
Equipment and leasehold
  improvements, net                    31,775          27,476         33,685
Other assets                            5,659          26,068         41,133
                                  ------------    ------------   ------------
TOTAL                            $  4,247,121     $ 2,760,074    $ 4,483,631
                                  ============    ============   ============

                             CREDIT CONCEPTS, INC.
                                 BALANCE SHEETS
                                  (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                            April 30               July 31
                                          (Unaudited)
                                 ---------------------------     ------------
                                      1999            1998            1998
                                  ------------    ------------   ------------
LIABILITIES
-----------
Debt:
 Bank line of credit             $  2,564,064     $ 1,873,931    $ 2,687,431
 Other notes payable                  285,272         230,000        301,500
 Subordinated notes payable
   to stockholders                  1,013,839         420,294      1,165,976
Accounts payable and
  accrued expenses                     17,860           6,326         14,305
Interest payable                       38,669           3,149         23,149
Capital lease payable                   3,357               -              -
                                  ------------    ------------   ------------
 Total Liabilities                  3,923,061       2,563,700      4,192,361
                                  ------------    ------------   ------------

STOCKHOLDERS' EQUITY
--------------------
Common stock, no par value, 1,000
  shares authorized, 300 issued
  and outstanding                     150,000         150,000        150,000
Additional paid-in-capital            206,842         206,842        206,842
Retained (deficit)                    (32,782)       (130,468)       (65,572)
                                  ------------    ------------   ------------
     Total Stockholders' Equity       324,060         226,374        291,270
                                  ------------    ------------   ------------
TOTAL                             $ 4,247,121     $ 2,760,074    $ 4,483,631
                                  ============    ============   ============

                             CREDIT CONCEPTS, INC.
                              STATEMENTS OF INCOME

                                                        Three Months
                                                        Ended April 30
                                                         (Unaudited)
                                                -----------------------------
                                                     1999            1998
                                                 ------------    ------------
REVENUES
--------
  Interest on contracts                         $    284,159     $   117,081
  Other income                                        15,914           1,051
  Collection charges                                   4,542               -
                                                 ------------    ------------
     Total Revenues                                  304,615         118,132
                                                 ------------    ------------
EXPENSES
--------
  Interest                                            85,287          42,615
  Salaries                                            52,031          13,160
  Provision for credit losses                         95,179          97,302
  Other operating expenses                            56,833          46,041
                                                ------------     ------------
     Total Expenses                                  289,330         199,118
                                                ------------     ------------
NET INCOME (LOSS)                                     15,285         (80,986)

RETAINED (DEFICIT), BEGINNING OF PERIOD              (48,067)        (49,482)
                                                -------------    ------------
RETAINED (DEFICIT), END OF PERIOD               $    (32,782)    $  (130,468)
                                                =============    ============

                             CREDIT CONCEPTS, INC.
                              STATEMENTS OF INCOME

                                               Nine Months       Four Months
                                               Ended April 30  Ended April 30
                                                         (Unaudited)
                                               ------------------------------
                                                    1999              1998
                                                ------------     -------------
REVENUES
  Interest on contracts                        $    962,791      $   129,477
  Other income                                       16,127            1,076
  Collection charges                                 17,521                -
                                                 ------------    ------------
     Total Revenues                                 996,439          130,553
                                                 ------------    ------------
EXPENSES
  Interest                                          343,823           48,503
  Salaries                                          145,347           21,926
  Provision for credit losses                       293,991          132,613
  Other operating expenses                          180,488           57,979
                                                 ------------    ------------
     Total Expenses                                 963,649          261,021
                                                 ------------    ------------
NET INCOME (LOSS)                                    32,790         (130,468)

RETAINED (DEFICIT), BEGINNING OF PERIOD             (65,572)               -
                                                 ------------     ------------
RETAINED (DEFICIT), END OF PERIOD                $  (32,782)      $  (130,468)
                                                 ============     ============

                             CREDIT CONCEPTS, INC.
                            STATEMENTS OF CASH FLOWS

                                               Nine Months       Four Months
                                               Ended April 30  Ended April 30
                                                         (Unaudited)
                                               ------------------------------
                                                     1999              1998
                                                ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net Income                                     $     32,790      $  (130,468)
                                               -------------     -------------
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for credit losses on
     finance receivables                            293,991          117,284
   Depreciation and amortization                     20,256            7,285
   Recoveries of finance receivables
     previously charged off                         267,827                -
Changes in assets and liabilities:
   Accrued interest on finance receivables           (8,253)               -
   Loan origination costs                             9,272                -
   Other assets                                      22,131          (14,131)
   Accounts payable, accrued and
     other liabilities                               22,432            6,195
                                               -------------     -------------
Total Adjustments                                   627,656          116,633
                                               -------------     -------------
   Net Cash Provided (Used) by
     Operating Activities                           660,446          (13,835)
                                               -------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Loans and contracts originated or
   purchased                                     (2,082,614)      (2,206,110)
Loans and contracts repaid                        1,738,830                -
Additions to equipment and leasehold
   improvements                                      (5,003)               -
                                                ------------     -------------
   Net Cash (Used) by Investing Activities         (348,787)      (2,206,110)
                                                ------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Proceeds from debt                                        -          479,294
Net proceeds from credit line                             -        1,733,931
Repayment of debt, net of borrowings               (291,732)               -
                                               -------------     -------------
     Net Cash Provided (Used) by
       Financing Activities                        (291,732)       2,213,225
                                               -------------     -------------
NET INCREASE (DECREASE) IN CASH                      19,927           (6,720)

CASH, BEGINNING OF PERIOD                            55,003           28,304
                                               -------------     -------------
CASH, END OF PERIOD                            $     74,930      $    21,584
                                               =============     =============

                             CREDIT CONCEPTS, INC.
                   NOTES TO FINANCIAL STATMENTS (UNAUDITED)


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------
The Company's financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. The financial statements for the nine month and four month periods should be read in conjunction with the financial statements and notes thereto for the period ended July 31, 1998.

Reclassifications
-----------------
Certain reclassifications have been made to the financial statements for the periods presented from amounts previously reported to conform with classifications currently adopted. Such reclassifications had no effect on previously reported shareholders' equity or results of operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

       Credit Concepts commenced operations in October 1997 and through April 30, 1999 has generated $1,473,842 of revenues and $32,782 of net operating losses. At April 30, 1999 Credit Concepts had approximately $74,930 in cash, $3,942,004 in net finance receivables (after deducting an allowance for credit losses of $333,787 and adding capitalized loan origination costs of $49,819, approximately $3,923,061 of indebtedness of all types and a shareholders' equity of approximately $324,060.


PLAN OF OPERATION.

       Credit Concepts is in the process of setting up an Investment Certificate program to raise additional capital from outside investors. Management expects to be able to sell all or a substantial portion of the $5,000,000 of investment certificates within the ensuing twelve months and to use the net proceeds to purchase vehicle contracts with reliable borrowers within the Lane County, Oregon region. Because the investment certificates are subordinated to bank borrowings and the contracts purchased do not collateralize the investment certificates but may be used to collateralize future bank borrowings, Credit Concepts expects to be able to borrow at least an additional $8,500,000 from banks if all of the investment certificates are sold and used in this fashion. If Credit Concepts is able to properly manage the credit losses on the vehicle contracts it thus purchases, so that a significant portion of the spread between the 31% effective interest rate on the vehicle contracts and the 8% to 12% cost of funds is retained, it should be able to meet all of the debt service obligations of the bank indebtedness and investment certificates, including a reserve in the form of provision for credit losses, and generate in addition a meaningful profit. It is Credit Concepts' intention to implement this plan within the ensuing twelve months, and to become profitable within the ensuing six months. There can be no assurance that Credit Concepts will be successful in this endeavor.

       Over the next twelve months, it is the goal of management to increase the loan portfolio by 20-25%. This increase will be primarily obtained through the purchase of retail installment contracts from automobile dealers.

       Credit Concepts' business is not seasonal in nature. Its fiscal year ends July 31.


UNCERTAINTY OF INTERNAL BUDGETS AND FORWARD-LOOKING INFORMATION.

       Although Credit Concepts has prepared its internal budgets and its other forward-looking information, some of which is reflected in this prospectus, in accordance with the best of management's knowledge and belief, there will be differences between the projected and actual results because events and circumstances frequently do not occur as expected, and those differences may be material and adverse. Credit Concepts' forward-looking information is based on a number of estimates and assumptions that, though considered reasonable by Credit Concepts' management, are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of Credit Concepts or its management and upon assumptions with respect to future business decisions which are subject to change. Accordingly, there can be no assurance that the anticipated results will be realized, and actual results may vary from those projected. If actual results are lower than those anticipated, or if the assumptions used in making the projections are not realized, Credit Concepts' ability to achieve reasonable rates of revenues and earnings and to make timely payment of its investment certificates may be adversely affected.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 1999.

       Credit Concepts generated $996,439 of revenues and $32,790 of net operating income during the nine months ended April 30, 1999. At April 30, 1999 Credit Concepts had approximately $74,930 in cash, $3,942,004 in net finance receivables (after deducting an allowance for credit losses of $333,787 and adding capitalized loan origination costs of $49,819), approximately $3,923,061 of indebtedness of all types and a shareholders' equity of approximately $324,060.

       Credit Concepts purchased or originated approximately $1,230,204 of contracts and loans during the period, which accounted for approximately 31% of total finance receivables outstanding during the period. Contracts receivable declined by $481,088 from $4,325,162 to $3,844,074 due to attrition and refinancing into direct loans. Net income during the period was $32,790 reflecting a higher and more seasoned finance receivable base and added fees from direct lending activities that had not existed during the immediately preceding seven-month period ended July 31, 1998. The allowance for credit losses was increased from $191,000 at July 31, 1998 to $333,787 at April 30, 1999.


RESULTS OF OPERATIONS FOR SEVEN MONTHS ENDED JULY 31, 1998.

       Credit Concepts experienced rapid growth during the first seven months of 1998. In particular, as the result of the purchase of contracts, finance receivables increased by 803% from $476,120 at December 31, 1997 to $4,298,310 at July 31, 1998. Interest on finance receivables contributed $468,116, or 99.3%, to the total revenues of $471,256 for the seven months ending July 31, 1998. Through use of its recently obtained consumer finance license, Credit Concepts plans to increase revenues in the future with little or no additional expense through the generation of loan and other fees by originating loans directly with borrowers purchasing vehicles in addition to purchasing contracts from dealers.

       Net chargeoffs for the seven-month period were $40,129 or 1.7% of average finance receivables outstanding during the period. However, a loss provision of $231,129, representing 4.7% of new finance receivables, was established and charged to operations for the period. This resulted in an allowance for credit losses of $191,000, or 4.4% of finance receivables outstanding at the end of the period. Credit Concepts expects that additional loss provisions in excess of net chargeoffs will be charged to operations in future periods, with the result that over time the allowance for credit losses will increase both in absolute terms and as a percentage of finance receivables outstanding at the end of future periods.

       Reflecting in part the $231,129 provision for credit losses, which constituted 43.1% of the $536,828 of total expenses for the seven-month period, Credit Concepts incurred a net loss for the period of $65,572. Interest expense of $154,671 constituted 28.8% of these total expenses, and salaries of $79,017 constituted 14.7%. Credit Concepts plans to reduce the impact of interest expense in future periods by borrowing through the sale of investment certificates in this offering at interest rates that are lower than those it is currently paying. Even though Credit Concepts incurred a net loss for the period of $65,572, net cash flows for the period were $26,699, with operating activities generating a positive cash flow of $123,283.


LIQUIDITY AND CAPITAL RESOURCES.

       The finance nature of Credit Concepts' business results in its being capital intensive. To date, Credit Concepts has relied primarily on secured bank financing and shareholder loans to fund its purchase of contracts.

       From inception to December 31, 1997, Credit Concepts borrowed an aggregate of $386,000 from its management, and during the ensuing seven months ended July 31, 1998, it borrowed an additional $814,000 from Credit Concepts management and $472,500 from friends and family of management in private transactions. Most of these funds were borrowed pursuant to 12% promissory notes, most of which are payable upon demand. Certain of these borrowings have been repaid and an aggregate of $1,467,476 remained outstanding at July 31, 1998.

       On April 6, 1998 Credit Concepts entered into a loan agreement with Pacific Continental Bank that establishes a $3,000,000 line-of-credit secured by Credit Concepts' assets, including its contract and loan portfolio. Under the terms of the loan agreement, Credit Concepts may borrow an amount equal to 70% of eligible contract and loan accounts and is obligated, among other things, to maintain: a tangible net worth of not less than $300,000, a debt to tangible net worth ratio of 5 to 1, life insurance on each of the lives of Tom
W. Palmer and Eugene C. Albert of $250,000, personal guarantees of the loan of $3,000,000 by Tom W. Palmer and Eugene C. Albert and of $1,000,000 by Ted W. Palmer, and compliance with the terms and conditions of all other agreements to which it is a party. At April 30, 1999 Credit Concepts had outstanding secured bank indebtedness of $2,564,064 pursuant to this credit facility.

       As yet, Credit Concepts has not experienced difficulties in obtaining financing. However, it has begun to reach the limits of its current bank line-of-credit and expects to rely increasingly upon sales of the investment certificates in the present offering, which have lower interest rates than interest rates that Credit Concepts is currently paying, for financing the purchase of contracts and the funding of loans in the future. Because the proceeds from the sale of investment certificates will be used to purchase contracts and originate loans that serve as collateral for bank borrowings, and because the investment certificates are subordinated to bank borrowings, the sale of investment certificates is expected to increase the ability of Credit Concepts to borrow from commercial banks. If Credit Concepts is able to successfully sell investment certificates at interest rates that are lower than the rates charged by commercial banks, as Credit Concepts' competitors have been able to do over the years, Credit Concepts plans in the future to rely upon the sale of investment certificates over bank borrowings to fund its portfolio of contracts and loans.

       If Credit Concepts is able to sell all of the $5,000,000 of investment certificates in this offering within the ensuing twelve months, it does not anticipate the need to raise additional funds from other sources, other than through bank borrowings which it believes will then be available to it, within that period. In this regard, based upon discussions with Credit Concepts' banks, Credit Concepts expects to refinance the outstanding $2.7 million line-of-credit due June 15, 1999 to Pacific Continental Bank; however, Credit Concepts presently has no commitment from any bank to do so. Credit Concepts met the covenants of the loan agreement with Pacific Continental Bank at December 31, 1998, including the requirement that Credit Concepts have a tangible net worth of not less than $300,000 at December 31, 1998. Credit Concepts expects to extend this line of credit beyond its termination date of June 15, 1999 with either Pacific Continental bank or another lender on terms at least as good as the present ones. However, Credit Concepts presently has no commitment for such an extension, and there can be no assurance that it will timely obtain one on favorable terms.


YEAR 2000 ISSUES.

       Credit Concepts has made inquiry of its computer, communications, power and automobile suppliers, and, in particular, has inquired of its dealers whether any computer chip component in any make of used automobile that serves as collateral for the Company's Contracts contains a real-time clock that could be subject to failure, and has received assurances that no failures will occur. Further, Credit Concepts' automobile dealer suppliers have indicated that they do not expect any disruption in the availability and sale of used vehicles as the result directly or indirectly of Year 2000 systems failures. However, in view of the subtlety of the problem and the unfamiliarity with the scope of the problem by many in the business community, Credit Concepts expects to develop contingency plans in the event it should encounter some form of computer or service failures at or after midnight on December 31, 1999 as the result of Year 2000 problems. Credit Concepts is continuing to explore the scope and nature of the effects upon its business that may result from Year 2000 computer failures and errors and has deferred the establishment of contingency plans pending the development of further information concerning the impact of the Year 2000 issue upon Credit Concepts and the alternatives available to it. However, Credit Concepts does not expect that the costs associated with these contingency plans will be material.

                       PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the three months ended April 30, 1999.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits:

             Exhibit 27     Financial Data Schedule

          Reports on Form 8-K

             None.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CREDIT CONCEPTS, INC.


Date:  June 11, 1999               By: /s/ Tom W. Palmer
                                       ------------------------------
                                       Tom W. Palmer, President