Form 10KSB
period 1999-07-31
CREDIT CONCEPTS INC
filed 1999-10-29
CIK 1068667

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
                                   ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the fiscal year ended July 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to _____________

                       Commission file number  333-66853

                             CREDIT CONCEPTS, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                            -----------------------

               Oregon                                     93-1236587
-----------------------------------------------------------------------------
    (State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                   Identification No.)

2149 Centennial Plaza, Suite 2, Eugene, OR                  97401
-----------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Securities registered under Section 12(b) of the Exchange Act:

       Title of each class                     Name of each exchange on
                                                    which registered
-------------------------------------     ------------------------------------


Securities registered pursuant to Section 12(g) of the Exchange Act:

-------------------------------------------------------------------------------
                                (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.   Yes [X]
No  [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB.    [ X ]

     State issuer's revenues for its most recent fiscal year:   $1,300,100
                                                              ----------------

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of
affiliate in Rule 12b-2 of the Exchange Act.):    NONE OF CREDIT CONCEPTS'
COMMON EQUITY IS HELD BY NON-AFFILIATES.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.


    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
     ----------------------------------------------------------------------
     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] INAPPLICABLE


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
                   -----------------------------------------
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 300 SHARES OF COMMON STOCK.


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
                                     NONE.


Transitional Small Business Disclosure Form (Check one):  Yes [ ]  No [X]

                                     PART I
                                    -------

ITEM 1.   DESCRIPTION OF BUSINESS.
-------   ------------------------

     Credit Concepts, Inc. is in the business of purchasing retail installment contracts that have been originated by regional used automobile dealers in connection with the financing of used automobiles and other vehicles. Upon the purchase of a contract, Credit Concepts obtains the right to receive all remaining payments under the contract and a security interest in the vehicle financed. Credit Concepts seeks to collect the principal and interest due on the contracts that it purchases. Credit Concepts does not acquire contracts in bulk but acquires them individually, usually from originating used automobile dealers, after a credit review and analysis of the specific borrower. Payments under the contracts extend for up to 66 months, and it is the strategy of Credit Concepts to match approximately the maturities of the investment certificates that it is presently offering to the public with the payment schedules under the contracts it purchases in order to reduce the financial risks associated with unforeseen declines in interest rates. Credit Concepts' operations consist primarily of evaluating which contracts to purchase, negotiating the terms of the purchase, and arranging for Credit Concepts' financing of the purchase.

     Credit Concepts has been issued a consumer finance license by the Oregon Department of Consumer and Business Services, which allows Credit Concepts to make loans directly to the purchasers of used vehicles rather than having Credit Concepts purchase the loans from the dealers after they have been made. While Credit Concepts has originated a significant number of directs loans, it expects to continue to develop and maintain their portfolio of accounts receivables through the purchase of contracts from dealers.

Economy Of Lane County, Oregon.
-------------------------------
     The availability and credit-worthiness of the underlying borrowers on the Credit Concepts' contracts are influenced by the state of the economy for Lane County, Oregon, which includes the cities of Eugene and Springfield, the market area for the used automobile dealers that originate most of Credit Concepts' contracts. The timber and forest products industry and the University of Oregon have historically been significant influences on the economy of Lane County, Oregon, although in recent years an impact has resulted from the location of various technology companies in the region. In recent years California has been an important source of in-migration. In view of the sprawling lay-out of the cities of Eugene and Springfield and surrounding neighborhoods, and of the fact that, on the average, in over one-third of the days during the year there is measurable precipitation, most workers in the Lane County area regularly commute to work by automobile, and, indeed, for many jobs, automobile transportation is the only practical means of commuting to work. For this reason, Credit Concepts believes that access to an automobile is essential to job retention for a significant portion of the Lane County work force and that this influences the payment priority for many workers in the region with outstanding consumer credit.

The following table shows population growth for Lane County since 1960:

                 POPULATION OF LANE COUNTY, OREGON 1960 - 1990
                 ---------------------------------------------
                                                  10-Year
                Year             Population       Change
                ----             ----------       -------
                1960               162,890
                1970               215,401        +32.2%
                1980               275,226        +27.8%
                1990               282,912         +2.8%

     The number of vehicles registered in Lane County has increased each year over the past ten years. The following table shows the number of vehicle licenses issued for vehicles in Lane County for each of the past ten years for which information is available:

         NUMBER OF VEHICLE LICENSES ISSUED FOR VEHICLES IN LANE COUNTY
         -------------------------------------------------------------
                Year          Number of Vehicle Licenses
                ----          --------------------------
                1989                    235,771
                1990                    237,045
                1991                    241,959
                1992                    243,817
                1993                    249,398
                1994                    254,689
                1995                    255,790
                1996                    263,066
                1997                    271,285
                1998                    276,031


Marketing.
----------
     Credit Concepts does not originate a significant number of its own loans on the sale of vehicles but relies primarily upon used automobile dealers in the Lane County, Oregon area to originate them and sell the contracts to Credit Concepts. In connection with its ongoing purchase of contracts, Credit Concepts has entered into master dealer agreements with fourteen automobile dealers that sell used automobiles to borrowers in Lane County and with four dealers that sell used automobiles to borrowers in the neighboring counties of Linn, Marion and Polk. These dealers also sell contracts to certain of Credit Concepts' competitors.

     Credit Concepts' has been able to purchase a reasonable number of contracts upon advantageous terms from dealers that sell to borrowers in Lane County and neighboring counties and expects to be able to continue to do so for the foreseeable future. During the twelve months ended July 31, 1999, Credit Concepts has purchased 25% in value of its vehicle contracts from Lithia Toyota of Springfield, 14% in value of its vehicle contracts from Lithia Nissan of Eugene, and 10% in value of its vehicle contracts from Kieffer's Eugene Mazda. No other dealer has accounted for as much as 10% of the value of vehicle
contracts purchased during this period.   Credit Concepts expects that the
purchase of contracts outside of Lane County will increase in the future as management pursues its goal of improving the quality of the contract portfolio by selecting contracts from a larger number of nearby dealers.

     Credit Concepts has been granted by the Oregon Department of Consumer and Business Services a consumer finance license that allows Credit Concepts to make loans directly to the purchasers of used automobiles rather than having to purchase the loans from the dealer after they have been made. However, Credit Concepts expects to continue to purchase the major portion of the contracts in its portfolio from used automobile dealers in and around Lane County.

     Under the master dealer agreements, a contract may be purchased with full and partial guarantees of the used automobile dealers selling the contracts. Before entering into a master dealer agreement with a used automobile dealer, Credit Concepts investigates the viability of the dealer to assess the ability of the dealer to perform its guarantee or obligation to repurchase contracts in the event of defaults on the contracts by the underlying borrowers. Approximately 9.5% of the dollar value of contracts outstanding on July 31, 1999 were covered by full or partial guarantees by the used automobile dealers supplying contracts to Credit Concepts.

Vehicle Contracts.
------------------
     Almost all of Credit Concepts' business consists of the purchase and collection of vehicle contracts from used automobile dealers. The form of the contract is a standard one widely used within the automobile industry. The price that Credit Concepts pays for a contract anticipates that total payments under the contract will exceed the net cost of the vehicles, plus anticipated financing and other costs, and a return to Credit Concepts. Under the terms of the contract, the borrower is obligated to maintain, insure and pay taxes on the vehicle for the term of the contract.

     Credit Concepts' credit personnel review the credit record of the underlying borrower for each contract that Credit Concepts purchases and, based upon that review, make the decision whether or not to purchase the contract. Credit Concepts purchases contracts individually after such a credit review and as a matter of policy does not purchase contracts in bulk. Credit Concepts considers a number of factors in determining the credit-worthiness of the underlying borrowers for the contracts it purchases. Recently, for ease of servicing the contracts, Credit Concepts has decided to limit its contract purchases to those with borrowers that reside within seventy miles of Credit Concepts' offices. In this regard, roughly 40% of the borrowers under Credit Concepts' contracts make their contract payments by personal visit to Credit Concepts' offices in Eugene, Oregon. Further, Credit Concepts' employees are within a relatively short drive to most of the dealers from which it purchases contracts and to the residences of the underlying borrowers, which allows the employees to inspect vehicles before a contract is purchased and assists in repossession upon a default, should either be necessary or desirable. The close working relationship which Credit Concepts maintains with its automobile dealers allows Credit Concepts' credit personnel to be apprised of surpluses and shortages of particular makes and models of used automobiles in and around Lane County, which provides insight at the time of contract purchase into the extent of realization on the vehicle collateral in the event of default.
Credit Concepts does not buy contracts on vehicles owned by persons who are not both employed and have a permanent residence in and around Lane County.

     Credit Concepts purchases contracts on a variety of vehicles. Certain information for contract receivables as of July 31, 1999, and January 31, 1999, is shown below:

               CERTAIN INFORMATION FOR CONTRACT RECEIVABLES AS OF
                       JULY 31, 1999 AND JANUARY 31, 1999
               --------------------------------------------------
                                               July 31         Jan. 31
                                             -----------     -----------
Number of Contracts                             1,073            958
Cost of Contracts                             5,819,676       $5,277,494
Contract Receivables Outstanding              $3,806,889      $4,159,635
Average Annual Percentage Rate
   (APR) of Interest                            30.9%           30.8%
Average Contract Balance                        $3,548          $4,323
Average Term of Contract                      37 months       39 months
Average Age of Contract                       11 months        9 months
Average Payment per Month                        $217            $212

     Credit Concepts purchases contracts for a large variety of borrowers and vehicles. The largest, smallest and average contracts purchased during the six months ended January 31, 1999 were $19,698, $398 and $4,630, respectively. The largest, smallest and average contracts purchased during the six months ended July 31, 1999 were $20,771, $845 and $5,423 respectively. The longest term was 66 months and the shortest was 6 months for both periods.

Credit Loss Experience.
-----------------------
     Credit Concepts commenced business in October, 1997 and has sufficient operating experience to confirm the adequacy of the provisions for credit losses on its contracts reflected on Credit Concepts' financial statements. For the twelve months ended July 31, 1999, Credit Concepts has increased the provision for credit losses to a level that is consistent with those of the industry for this type of lending.

     At January 31, 1999, total balances owing on contracts and loans receivable past due from 60 to 89 days was $78,115, or 1.78% of total contracts and loans receivable, and on contracts and loans past due 90 days and over was $104,104, or 2.37% of total contracts and loans receivable. At July 31, 1999, the total balance owing on contracts and loans receivable past due from 60 to 89 days was $87,600, or 2.04% of total contracts and loans receivable, and on contracts and loans past due 90 days and over was $99,537, or 2.32% of total contracts and loans receivable.

     A contract receivable is considered past due if any portion of any installment is or remains 30 days delinquent. Credit Concepts' policy is not to extend or renew past due accounts. Credit Concepts stops accruing revenue on a past due receivable when the account is in litigation, the vehicle is repossessed, or at such earlier time as, in the judgment of management, full collection of the contract becomes doubtful.

     Credit Concepts itself does not engage in repossessions of collateral vehicles but uses for this purpose the services of a licensed and bonded independent contractor that specializes in vehicle repossessions. After the vehicle is sold under the procedures of the collateral agreement, Credit Concepts pursues the deficiencies to a judgment against the borrower and collects by garnishment or other appropriate procedure.

     Certain statutory provisions, including federal and state bankruptcy and insolvency laws applicable to individuals, may limit or delay the ability of Credit Concepts to repossess and resell vehicles under the contracts or anticipated loans, or to enforce a deficiency judgment against a borrower under a contract. Oregon law prohibits the collection of a deficiency judgment following the repossession or voluntary surrender of a vehicle where the balance due on the contract or loan is less than $1,250, but does not limit Credit Concepts' right to collect the contract balance in situations where Credit Concepts does not obtain possession of the vehicle or to collect damages where the vehicle has been wrongfully damaged. In addition, Credit Concepts may determine in its discretion that a deficiency judgment is not an appropriate or economically viable remedy against a particular borrower, or may settle at a significant discount any deficiency judgment that it does obtain.

     Although Credit Concepts may obtain a security interest in the vehicles for the payment of the contracts it acquires, and, when properly licensed will include the loans it originates, Oregon state law provides for the priority over Credit Concepts' security interest of statutory liens for certain repairs made to or unpaid taxes assessed against a vehicle. In addition, federal laws permit the confiscation of a vehicle used in unlawful activities - drugs or prostitution, for example - that may serve as collateral for contracts and loans. Those laws may result in the loss of Credit Concepts' priority security interests in confiscated property or in additional expenses in recovering confiscated property that serves as collateral for contracts or for loans. To date, none of the vehicles serving as collateral for Credit Concepts' contracts has been confiscated.

     The following table shows Credit Concepts' realization experience on those past due contracts receivable for which realization efforts have been completed during the seven months ended July 31, 1998, and the twelve months ended July 31, 1999

                    PAST DUE CONTRACT RECEIVABLES FOR WHICH
                    REALIZATION EFFORTS HAVE BEEN COMPLETED
----------------------------------------------------------------------------
                 Number of         Total            Total          Average
Period            Past Due         Amount           Amount        Percentage
Ending           Contracts        Past Due         Realized        Realized
-------------    ---------       ---------        ---------       ----------
July 31, 1998        17           $82,794          $42,665          51.5%
July 31, 1999        99           $504,007         $302,449         60.0%

     The credit loss experience of Credit Concepts for the seven months ended July 31, 1998 and the twelve months ended July 31, 1999 is as follows:


                             CREDIT LOSS EXPERIENCE
                             ----------------------
                                Additions
                 Reserve at     to reserve     Charge offs      Reserve at
Period           beginning      charged to        net of         end of
Ending           of period      operations      recoveries        period
------           ----------    -----------     -----------      ----------
July 31,1998      $  -          $231,129         $40,129         $191,000
                                (4.7%)(1)       (1.7%)(2)       (4.4%)(3)

July 31, 1999     $191,000       $336,558        $201,558        $326,000
                                  (7.8%)          (4.6%)          (8.0%)
--------------------
1    Percentage of new receivables for the period.
2    Percentage of average receivables outstanding.
3    Percentage of receivables outstanding at end of period.


Financing Of Contracts.
-----------------------
     Credit Concepts is continuously engaged in financing in order to be able to purchase contracts from automobile dealers as vehicles are sold to qualified borrowers. To date Credit Concepts has relied primarily upon bank borrowings and the purchase of debt and equity by its founders and others for this purpose. However, Credit Concepts has begun to reach the limits of its presently available bank credit and, like certain of its competitors, is now seeking to finance a portion of its contracts through the public offer and sale of unsecured investment certificates, which are now underway. Credit Concepts intends to finance the purchase of its contracts in this manner for the indefinite future.

     Credit Concepts has entered into loan agreements and issued promissory notes in connection with its bank lines-of-credit. Those agreements and promissory notes require Credit Concepts to comply with and maintain various financial and other covenants in order to avoid default. Those covenants include the necessity to maintain a minimum net worth of $300,000 and a debt to tangible net worth ratio of less than 10 to 1 at December 31, 1999, as well as for it to comply with payment and performance obligations of its bank lines-of-credit and other contractual obligations. Credit Concepts' bank indebtedness is secured by all of its assets, including its finance receivable portfolio. The investment certificates are unsecured, but the proceeds from their sale will be used to purchase contracts that serve as collateral for the bank indebtedness. For this reason, the unsecured debt represented by the certificates will be treated as equity for purposes of the ratios and capital minimums that must be maintained under the bank line-of-credit agreement. As a result, sale of the certificates in this offering and the purchase of contracts with the proceeds will increase the assets of Credit Concepts available as collateral for its bank line-of-credit and is expected to allow Credit Concepts to increase the size of its bank line of credit should it desire to do so.

     Credit Concepts plans for its business to grow significantly in ensuing years through the purchase of contracts and the origination of loans.
Virtually all of this increase in business is expected to be financed by a corresponding increase in Credit Concepts' indebtedness of all types, including bank indebtedness and the sale and issuance of investment certificates.

     Credit Concepts intends to amend its present offering of investment certificates to pay interest at a rate that will be more competitive and to apply the proceeds from this offering to pay down the balance on its existing line of credit. Because the investment certificates are subordinated to bank indebtedness and thus not included as debt in the financial covenants of the bank loan agreements, this application of proceeds should strengthen Credit Concepts' borrowing ability. To the extent that the proceeds from this offering are used to purchase contracts rather than to pay down the line of credit, these contracts will serve as additional collateral under the line of credit and increase the amount that may be borrowed. It is expected that these credit resources will enable the orderly repayment of principal and interest on the investment certificates as they come due.

Competition.
------------
     Credit Concepts consumer credit business is highly competitive with other consumer credit businesses in and around Lane County, Oregon. Most of Credit Concepts' competitors are more established, larger and have greater resources than does Credit Concepts. In addition to companies that engage in the consumer credit business in and around Lane County, Oregon, many banks, financial institutions and other types of finance companies in Credit Concepts' market area originate and purchase used vehicle contracts and offer consumers debt investment instruments in competition with Credit Concepts. Competition is generally based upon the price paid for contracts, which determines the rate of return, and the interest rate on the investment instruments, as well as the credit-worthiness of the underlying borrowers. An increase in competition in the financing of vehicle contracts in Credit Concepts' market area may decrease the return from such contracts to Credit Concepts.

Governmental Regulation.
------------------------
     Credit Concepts is subject to significant governmental regulation at both the federal and state levels. Numerous federal and state consumer laws and related regulations impose substantial requirements upon lenders and services involved in consumer finance, and upon the origination and collection of consumer loans, including Credit Concepts' loans, and retail installment contracts. Some laws and regulations with which Credit Concepts must comply include, together with other similar federal and state laws:

                    The Truth-in-Lending Act
                    The Equal Credit Opportunity Act
                    The Federal Trade Commission Act
                    The Fair Credit Billing Act
                    The Fair Credit Reporting Act
                    The Fair Debt Collection Practices Act
                    The Magnuson-Moss Warranty Act
                    The Federal Reserve Board's Regulations B and Z The Federal Consumer Credit Protection Act
                    The Oregon Unlawful Debt Collection Practices

     Oregon law also contains express statutory provisions regulating the form, content, terms and enforcement of retail installment contracts involving motor vehicles.

     A rule of the Federal Trade Commission and certain provisions of Oregon law have the effect of subjecting Credit Concepts to all claims and defenses which the borrower in the transaction could assert against the automobile dealer that sold the vehicle. In addition, in order to conduct its consumer loan business, Credit Concepts must continue to maintain its consumer finance license from the state of Oregon in good standing.

     Credit Concepts believes it currently holds all material licenses necessary to carry on its business as presently conducted in the state of Oregon. Any failure of Credit Concepts to maintain its licenses should not affect the quality of its then existing portfolio of contracts.

Employees.
----------
     Credit Concepts has a total of seven full-time employees, including its management, of which two are engaged in credit analysis and contract purchasing, two are engaged in contract collection, including vehicle repossession, and three are administrative and clerical. Credit Concepts also uses the services of an independent contractor in repossession efforts and another for bookkeeping services.

     Credit Concepts provides partial medical benefits to its employees. Credit Concepts has recently established an IRA program for its employees and will contribute matching funds, subject to certain limitations. Credit Concepts believes that its relations with its employees are satisfactory.

Risk Factors.
-------------
     THE FOLLOWING ARE CERTAIN RISKS THAT YOU SHOULD CONSIDER IN DECIDING WHETHER OR NOT TO PURCHASE CREDIT CONCEPTS' INVESTMENT CERTIFICATES. ONLY OREGON RESIDENTS ARE PRESENTLY ELIGIBLE TO INVEST. THESE RISK FACTORS ARE NOT PRESENTED IN ANY PARTICULAR ORDER OF SIGNIFICANCE.

     LOW PRIORITY OF INVESTMENT CERTIFICATES MAY INTERFERE WITH THEIR REPAYMENT. Investment certificates are unsecured general obligations of Credit Concepts. There is no collateral or security interest securing repayment of the investment certificates, and repayment of the investment certificates is not guaranteed or insured by any governmental agency or other third party. As an unsecured general creditor of Credit Concepts, in the event of liquidation of Credit Concepts, you as a holder of investment certificates would share equally with other general creditors of Credit Concepts in the remaining unsecured assets of Credit Concepts, if any. However, investment certificates are subordinated to Credit Concepts' past and future bank indebtedness, and the bank indebtedness is secured by all of the Credit Concepts' assets, including contracts receivable. These contracts receivable, which constitute Credit Concepts' principal asset, would first be applied to satisfy that bank indebtedness upon any liquidation of Credit Concepts before being available to general creditors such as you as a holder of the investment certificates. At July 31, 1999, Credit Concepts had $2,695,509 of secured bank borrowings outstanding and $211,000 of unsecured borrowings of all kinds.

     PAYMENT OF ENTIRE INVESTMENT CERTIFICATE AT MATURITY MAY IMPEDE CREDIT CONCEPTS' ABILITY TO PAY. The investment certificates do not provide for the payment of any amount of principal prior to maturity, whether in installments or otherwise, nor has Credit Concepts established a reserve for the payment of principal or interest through a payment pool or sinking fund. Accordingly, the entire amount of the principal must be paid by Credit Concepts at the date of maturity or at such earlier date as may be required under a pre-maturity liquidation notice. The ability of Credit Concepts to pay you upon maturity of the investment certificates or upon a pre-maturity liquidation notice will depend upon the status of Credit Concepts' cash and credit resources at the time such payment is required.

     ANY RESALE OF THIS INVESTMENT TO OTHERS MAY BE DIFFICULT DUE TO THE LACK OF A TRADING MARKET FOR THE INVESTMENT CERTIFICATES. Although the investment certificates may be transferred on Credit Concepts' investment certificate ownership records by signing the form of assignment on the back of the investment certificate and delivering it to the new owner, there is no trading market for Credit Concepts' investment certificates, and Credit Concepts does not expect that a trading market will arise in the future. Accordingly, you should be prepared to rely solely upon Credit Concepts' ability to repay the investment certificates as general unsecured obligations when they become due.

     CREDIT CONCEPTS HAS A LIMITED OPERATING AND PROFIT HISTORY. For the 12 months ended July 31, 1999, Credit Concepts has generated revenues of $1,300,110 and $68,990 of net operating profit. At July 31, 1999, Credit Concepts had $81,904 in cash, $4,024,841 of net finance receivables, after deducting an allowance for credit losses of $326,000 and adding capitalized loan origination costs of $53,662, approximately $3,845,417 of indebtedness of all types and a shareholders' equity of $300,260. There can be no assurance that Credit Concepts' operations will continue to generate sufficient revenues, earnings or cash flows to pay the principal and interest on the investment certificates when they become due.

     CREDIT CONCEPTS IS DEPENDENT UPON ONGOING FINANCING, BUT HAS NO ARRANGEMENTS FOR ADDITIONAL FINANCING OTHER THAN THIS OFFERING. The nature of Credit Concepts' business is such that it is required to engage in ongoing financing in order to have the funds to continue to purchase contracts. Credit Concepts has begun to reach the limits of its presently available bank credit and is now seeking to finance its contracts through the sale of unsecured investment certificates. Credit Concepts has not previously attempted to finance its purchase of contracts in this manner, and the success of this approach is uncertain. Should Credit Concepts fail to sell sufficient investment certificates on an ongoing basis to enable it to purchase a satisfactory amount of contracts, Credit Concepts will be required to seek other methods of financing the contracts or Credit Concepts would self-liquidate over time as investment certificates and contracts mature. Credit Concepts does not presently have any arrangements for alternate financing and may not be able to timely arrange alternate financing on acceptable terms should it seek to do so. There can be no assurance that Credit Concepts' founders will be willing to continue to guarantee bank lines-of-credit as they have for existing bank lines-of-credit or that Credit Concepts will be able to continue to secure bank lines-of-credit in the future beyond existing renewal dates.

     CREDIT CONCEPTS' PLANNED SUBSTANTIAL INCREASES IN CORPORATE INDEBTEDNESS AND RELATED DEBT-SERVICE OBLIGATIONS INCREASE THE RISK THAT THE INVESTMENT CERTIFICATES MAY NOT BE REPAID WHEN DUE. Credit Concepts plans significant growth in its business in ensuing years through the purchase of contracts and the origination of loans. Virtually all of this increase in business is expected to be financed by a corresponding increase in indebtedness of all types, including bank indebtedness that will be secured and prior in right of payment to the investment certificates in this offering, as well as unsecured debt that will be on a parity with the investment certificates. Although this increase in business is expected to increase assets and revenues and generate earnings, it will concurrently increase the level of debt service required, and should Credit Concepts' anticipated operational success fail to materialize as planned, the increased burden of this debt service could adversely affect Credit Concepts' ability to timely pay interest and principal on the certificates when they become due.

     ANY SIGNIFICANT ADJUSTMENTS TO DEBT SERVICE COVERAGE ESTIMATES, WHICH ARE UNCERTAIN BECAUSE OF LIMITED CREDIT LOSS EXPERIENCE FOR CONTRACTS RECEIVABLE, COULD RESULT IN DEFAULT ON FINANCIAL COVENANTS FOR BANK INDEBTEDNESS, WHICH INDEBTEDNESS HAS PRIORITY OVER THE INVESTMENT CERTIFICATES. Because the provision for credit losses on Credit Concepts' financial statements is such a significant portion of the charge against its revenues in the determination of net income, any significant adjustments to the allowance for credit losses through significant charges against the provision for credit losses is apt to have a material effect upon net income, which could be adverse. In this regard, the contracts in Credit Concepts' loan portfolio are primarily "higher risk" loan contracts originated by dealers in used vehicles. Furthermore, the statistics for credit losses on used vehicle contracts in the industry within recent years reflect to some extent the health of the U.S. economy during that period, and may not prove valid during periods of recession. Any significant adverse adjustments to the allowance for credit losses could result in a default under the loan covenants for Credit Concepts' bank indebtedness. That bank indebtedness has priority in right of payment over the investment certificates in this offering.

     THE RECEIPT BY CREDIT CONCEPTS OF MULTIPLE PRE-MATURITY LIQUIDATION NOTICES COULD PRECIPITATE A LIQUIDITY CRISIS AND IMPAIR TIMELY PAYMENT OF INVESTMENT CERTIFICATES. Should Credit Concepts receive over a short period of time an unexpectedly large number of pre-maturity liquidation notices from investors in the certificates, Credit Concepts may not then have available sufficient cash and credit resources to retire these certificates in an orderly fashion and may be required under the circumstances to liquidate contracts in the market on unfavorable terms in order to meet its obligations under the terms of the certificates, to Credit Concepts' detriment. Such an event might occur because of liquidity requirements of investors in the event of a sharp economic recession, or because of a sudden appearance of alternative investments with more attractive rates within the areas in which Credit Concepts' investment certificates have been sold, as well as for other possible reasons. There can be no assurance, should Credit Concepts receive an unanticipated volume of liquidation notices within a short period of time, that Credit Concepts would be able to sell sufficient contracts to meet these obligations, and Credit Concepts might be required to make payment beyond the 90 day period provided in the certificates, which would constitute a default under the terms of the certificates and the cross-default provisions of Credit Concepts' secured bank loans.

     INVESTORS MAY NOT BE ABLE TO TIMELY PROTECT THEMSELVES IN THE EVENT OF A DEFAULT ON BANK LOAN COVENANTS BECAUSE, ALTHOUGH A DEFAULT ON BANK INDEBTEDNESS WOULD ACCELERATE BANK DEBT MATURITIES, A DEFAULT ON BANK INDEBTEDNESS WOULD NOT ACCELERATE INVESTMENT CERTIFICATE MATURITIES. Credit Concepts' loan agreements and promissory notes in connection with Credit Concepts' bank lines-of-credit require Credit Concepts to comply with and maintain various financial and other covenants in order to avoid default. Any default upon Credit Concepts' bank lines-of-credit, which is secured by all of Credit Concepts' assets, including contracts receivable, and senior in right of payment to the investment certificates, could immediately severely and adversely affect Credit Concepts' ability to pay the investment certificates. The investment certificates do not have cross-default provisions, so that any default upon Credit Concepts' bank indebtedness or other obligations would not result in an acceleration of maturities or provide other default remedies to you as a holder of the investment certificates.

     CREDIT CONCEPTS IS SUBJECT TO RISKS FROM ITS LACK OF KEY PERSONNEL EMPLOYMENT AGREEMENTS AND INSURANCE. Credit Concepts is highly dependent upon the skills and efforts of its employees, including those that serve as its management, for the operation of its business. However, Credit Concepts does not have employment contracts with any of its management or employees, nor does it maintain key man insurance on any of their lives, except for insurance payable to Credit Concepts' bank. There is no guarantee that any of Credit Concepts' current employees will continue to be employed by Credit Concepts in the future, and if key employees should unexpectedly leave the employment of Credit Concepts, voluntarily or by reason of death or disability, such could have a material adverse effect on Credit Concepts and its ability to pay investment certificates.

     CREDIT CONCEPTS COULD BE ADVERSELY AFFECTED BY A DOWNTURN IN THE LOCAL ECONOMIES OF LANE COUNTY, OREGON AND NEIGHBORING COUNTIES. The availability and credit-worthiness of the underlying borrowers on Credit Concepts' contracts are influenced by the state of the economies for Lane County, Oregon and neighboring counties, the market area for the used automobile dealers that originate Credit Concepts' contracts. Should there be an economic downturn within this area, whether as a result of weakness in the economy of the region or in the U.S. economy as a whole, the ability of Credit Concepts to collect on its contracts and ultimately to pay on its certificates could be adversely affected. The same effect would apply to loans made directly to the purchasers of vehicles under Credit Concepts' Oregon consumer finance license.

     CREDIT CONCEPTS COULD SUFFER BUSINESS DISRUPTION FROM COMPUTER APPLICATION FAILURE AT YEAR 2000. Because the real-time clocks in many existing computer chips do not properly recognize a year that begins with "20" rather than "19," many computer applications based upon those chips could fail or create erroneous results at and after midnight on December 31, 1999. Because many of these chips are embedded in existing items of equipment and are non-programmable, components or all of the equipment must be replaced to obviate these failures or erroneous results. To the extent that faulty chips are not replaced in critical components of equipment, heat, power, telephone and other services to Credit Concepts, as well as Credit Concepts' own computers, could fail, causing disruption to Credit Concepts' business. Credit Concepts has made inquiry of its computer, communications, power and automobile suppliers, and, in particular, has inquired of its automobile dealers whether any computer chip component in any make of used automobile that serves as collateral for Credit Concepts contracts contains a real-time clock that could be subject to failure, and has received assurances that no failures will occur. However, in view of the subtlety of the problem and the unfamiliarity with the scope of the problem by many in the business community, there can be no assurance that Credit Concepts will not encounter some form of computer or service failures at or after midnight on December 31, 1999 which could result in disruption of Credit Concepts' business, perhaps materially so, to Credit Concepts' detriment.

     CREDIT CONCEPTS' BUSINESS IS DEPENDENT UPON THIRD PARTY SUPPLIERS OF CONTRACTS, OVER WHICH CREDIT CONCEPTS HAS NO CONTROL. Although Credit Concepts believes that it will be able to continue to be able to purchase a reasonable number of contracts upon advantageous terms from dealers within Lane County and neighboring counties, there can be no assurance that it will be able to continue to do so. Even though Credit Concepts has been issued a consumer finance license allowing it to originate loans directly from borrowers purchasing vehicles, Credit Concepts will in all probability remain dependent upon used automobile dealers for the major portion of the contracts in its portfolio of accounts receivable.

     THE FINANCIAL VIABILITY OF AUTOMOBILE DEALERS GUARANTEEING CREDIT CONCEPTS' CONTRACTS RECEIVABLE IS UNCERTAIN. Although Credit Concepts investigates the viability of the used automobile dealers that sell contracts to Credit Concepts, there is a risk that one or more of such suppliers of contracts to Credit Concepts may not be able to perform its guarantee or obligation to repurchase contracts in the event of defaults on the contracts by the underlying borrowers. Any such default by a contract supplier could adversely affect Credit Concepts, perhaps materially so. At July 31, 1999, $365,169, or approximately 8% of the dollar value, of contracts then outstanding were covered by full or partial guarantees by the used automobile dealer suppliers of contracts to Credit Concepts.

     SUBJECTIVE NATURE OF CREDIT DECISIONS ON UNDERLYING BORROWERS UNDER THE CONTRACTS MAY LEAD TO CUMULATIVE ERROR. Although Credit Concepts considers a number of standardized factors in determining the credit-worthiness of the underlying borrowers for the contracts it purchases, Credit Concepts' credit decisions in these purchases are to some extent subjective in nature and to that extent dependent upon the skills of Credit Concepts' personnel who makes the credit and contract purchase decisions. Although Credit Concepts believes that these personnel are highly skilled, because Credit Concepts only uses the services of these personnel to make contract purchase decisions, and they primarily communicate with one another in establishing the weight to be attributed to these credit worthiness factors, should these persons as a group establish and repeat the same type of error in the evaluation of a number of separate credit reports, any such an error could be cumulative and result in losses that could be material in the aggregate.

     BANKRUPTCIES AND DEFICIENCY JUDGMENTS AGAINST BORROWERS MAY IMPEDE COLLECTION UNDER CONTRACTS AND LOANS AND INCREASE OPERATING COSTS. Certain statutory provisions, including federal and state bankruptcy and insolvency laws applicable to individuals, may limit or delay the ability of Credit Concepts to repossess and resell vehicles serving as collateral to secure payment of the contracts or loans, or to enforce a deficiency judgment against a borrower under the contract. In the event that a significant number of deficiency judgments are not obtained, are not satisfied, are satisfied at a discount or are discharged in whole or in part in bankruptcy proceedings, the vehicles securing the contracts and loans would not serve their intended purpose of providing collateral with an underlying realizable value, thereby reducing the collectibility of the contracts or loans, which may increase Credit Concepts' costs and adversely affect the ability of Credit Concepts to pay the investment certificates.

     PRIORITY LIENS IN FAVOR OF OTHERS ON VEHICLE COLLATERAL FOR CREDIT CONCEPTS' CONTRACTS AND LOANS MAY ADVERSELY AFFECT CREDIT CONCEPTS' ABILITY TO PAY PRINCIPAL AND INTEREST ON INVESTMENT CERTIFICATES. The imposition of a significant number of liens for repairs or taxes, or a substantial confiscation of vehicles because of use for unlawful activities, during the term of any contracts or loans, could adversely affect their value as collateral under the contracts and adversely affect Credit Concepts' ability to pay interest or principal on the investment certificates.

     CREDIT CONCEPTS' INTERNAL BUDGETS AND FORWARD-LOOKING INFORMATION ARE UNCERTAIN. Although Credit Concepts has prepared its internal budgets and its other forward-looking information, some of which is reflected in this report, in accordance with the best of management's knowledge and belief, there will be differences between the projected and actual results because events and circumstances frequently do not occur as expected, and those differences may be material and adverse. Credit Concepts forward-looking information is based on a number of estimates and assumptions that, though considered reasonable by Credit Concepts' management, are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of Credit Concepts or its management and upon assumptions with respect to future business decisions which are subject to change. Accordingly, there can be no assurance that the anticipated results will be realized, and actual results may vary from those projected. If actual results are lower than those anticipated, or if the assumptions used in making the projections are not realized, Credit Concepts' ability to achieve reasonable rates of revenues and earnings and to make timely payment of its investment certificates may be adversely affected.


ITEM 2.   DESCRIPTION OF PROPERTY.
-------   ------------------------

     Credit Concepts maintains an approximately 1,300 square foot leased office at 2149 Centennial Plaza, Suite 2, Eugene, Oregon pursuant to a three-year lease that expires on October 31, 2000. The annual rental rate is currently $15,233, which will increase to $15,840 in the third year. Payments under the lease are guaranteed by two of Credit Concepts' founders. Credit Concepts owns certain computer equipment and office furniture at its office and is expected to acquire similar equipment needed as operations expand. Credit Concepts expects that its offices will be adequate for its purposes for the foreseeable future.


ITEM 3.   LEGAL PROCEEDINGS.
-------   ------------------

     Except for routine litigation by Credit Concepts to obtain deficiency judgments upon defaulted contracts in the ordinary course of its business, neither Credit Concepts nor any of its property is a party to any pending legal proceeding.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------   ----------------------------------------------------

     No matter was submitted during the fourth quarter of the fiscal year ended July 31, 1999 to a vote of Credit Concepts' security holders, through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------  ---------------------------------------------------------

     Credit Concepts has not sold any of its common stock or other equity securities during the period covered by this report.

     With respect to the registration under the Securities Act of 1933 of Credit Concepts' investment certificates that became effective May 5, 1999 (Registration No. 333-66853), Credit Concepts commenced offering the investment certificates directly and without an underwriter on May 5, 1999 and has continued to offer them in that manner since that date. As of July 31, 1999, Credit Concepts had sold none of the investment certificates and had incurred expenses of $100,271 in connection with the offering, none of which expenses were direct or indirect payments: to directors or officers of Credit Concepts or their associates, to any of Credit Concepts' 10% or greater shareholders, or to any affiliates of Credit Concepts. Credit Concepts is presently reviewing whether to amend the interest rates paid on its investment certificates to make them more competitive in the current market.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-------  ----------------------------------------------------------

     For the twelve months ended July 31, 1999 Credit Concepts has generated $1,300,110 of revenues and $68,990 of net operating profits. At July 31, 1999, Credit Concepts had approximately $81,904 in cash, $4,024,841 in net finance receivables (after deducting an allowance for credit losses of $326,000 and adding capitalized loan origination costs of $53,662, approximately $3,845,417 of indebtedness of all types and a shareholders' equity of approximately $300,260.

     Credit Concepts expects to be able to sell all or a substantial portion of its $5,000,000 of investment certificates within the ensuing twelve months and to use the net proceeds to purchase vehicle contracts with reliable borrowers within the Lane County, Oregon region. Because the investment certificates are subordinated to bank borrowings and the contracts purchased do not collateralize the investment certificates but may be used to collateralize future bank borrowings, Credit Concepts expects to be able to borrow at least an additional $8,500,000 from banks if all of the investment certificates are sold and used in this fashion. If Credit Concepts is able to properly manage the credit losses on the vehicle contracts it thus purchases, so that a significant portion of the spread between the 31% effective interest rate on the vehicle contracts and the 8% to 12% cost of funds is retained, it should be able to meet all of the debt service obligations of the bank indebtedness and investment certificates, including a reserve in the form of provision for credit losses, and generate in addition a meaningful profit. It is Credit Concepts' intention to implement this plan within the ensuing twelve months, and to become profitable within the ensuing six months. There can be no assurance that Credit Concepts will be successful in this endeavor.

     Credit Concepts' business is not seasonal in nature. Its fiscal year ends July 31.

Uncertainty Of Internal Budgets And Forward-Looking Information.
----------------------------------------------------------------
     Although Credit Concepts has prepared its internal budgets and its other forward-looking information, some of which is reflected in this report, in accordance with the best of management's knowledge and belief, there will be differences between the projected and actual results because events and circumstances frequently do not occur as expected, and those differences may be material and adverse. Credit Concepts' forward-looking information is based on a number of estimates and assumptions that, though considered reasonable by Credit Concepts' management, are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of Credit Concepts or its management and upon assumptions with respect to future business decisions which are subject to change. Accordingly, there can be no assurance that the anticipated results will be realized, and actual results may vary from those projected. If actual results are lower than those anticipated, or if the assumptions used in making the projections are not realized, Credit Concepts' ability to achieve reasonable rates of revenues and earnings and to make timely payment of its investment certificates may be adversely affected.


Results Of Operations For The Six Months Ended January 31, 1999.
----------------------------------------------------------------
     Credit Concepts generated $693,500 of revenues and $17,505 of net operating income during the six months ended January 31, 1999. At January 31, 1999 Credit Concepts had approximately $46,012 in cash, $4,140,848 in net finance receivables (after deducting an allowance for credit losses of $298,987 and adding capitalized loan origination costs of $55,683), approximately $4,115,359 of indebtedness of all types and a shareholders' equity of approximately $188,775.

     Credit Concepts originated approximately $638,667 of loans and contracts during the period, which accounted for approximately 13% of total finance receivables outstanding during the period. Contract receivables declined by $165,527 from $4,325,162 to $4,159,635 due to attrition and refinancing into direct loans. Overall, total gross finance receivables increased by 1.4% to $4,384,152. Net income during the period was $17,505 reflecting a higher and more seasoned finance receivable base and added fees from direct lending activities that had not existed during the immediately preceding seven months period ended July 31, 1998. The allowance for credit losses was increased from $191,000 at July 31, 1998 to $298,987 at January 31, 1999.

Results Of Operations For Twelve Months Ended July 31, 1999.
------------------------------------------------------------
     Credit Concepts total finance receivables decreased $27,983, or 0.6% during the twelve months ended July 31, 1999 from $4,325,162 to $4,297,179. Interest income was $1,295,228 with other miscellaneous income of $4,882 for a
total of $1,300,110.   Through the use of its consumer finance license, Credit
Concepts plans to increase revenues in the future at little additional expense through the generation of loan and other fees by originating loans directly with borrowers purchasing vehicles in addition to purchasing contracts from dealers.

     Net charge offs for the twelve-months period were $201,558 or 4.6% of average finance receivables outstanding during the period. However, the loss provision of $336,558, representing 7.8% of finance receivables, includes $135,000 added to the allowance for credit losses and charged to operations for the period. This resulted in an allowance for credit losses of $326,000, or 7.6% of finance receivables outstanding at the end of the period.

     Reflecting in part the $336,558 provision for credit losses charged to expense, which constituted 27.3% of the $1,231,120 of total expenses for the twelve-months period, Credit Concepts reported a net profit for the period of $68,990. Interest expense of $468,719 constituted 38.0% of these total expenses, and salaries and benefits of $200,631 constituted 16.3%. Credit Concepts plans to reduce the impact of interest expense in future periods by borrowing through the sale of investment certificates in this offering at interest rates that are lower than those it is currently paying. Even though Credit Concepts net profit for the period was limited to $68,990 due to the increase in the provision for credit losses and legal and accounting expenses associated with the investment certificate program, net cash flows for the period were $81,904, with operating activities generating a positive cash flow of $757,619.

Liquidity And Capital Resources.
--------------------------------
     The finance nature of Credit Concepts' business results in its being capital intensive. To date, Credit Concepts has relied primarily on secured bank financing and shareholder loans to fund its purchase of contracts.

     From inception to December 31, 1997, Credit Concepts borrowed an aggregate of $386,000 from its management, and during the ensuing seven months ended July 31, 1998, it borrowed an additional $814,000 from Credit Concepts management and $472,500 from friends and family of management in private transactions. Most of these funds were borrowed pursuant to 12% promissory notes, most of which are payable upon demand. Certain of these borrowings have been repaid and an aggregate of $1,149,908 remained outstanding at July 31, 1999.

     On June 15, 1999 Credit Concepts renewed its loan agreement with Pacific Continental Bank that establishes a $3,000,000 line-of-credit secured by Credit Concepts' assets, including its contract and loan portfolio. Under the terms of the loan agreement, Credit Concepts may borrow an amount equal to 75% of eligible contract and loan accounts and is obligated, among other things, to maintain: a tangible net worth of not less than $300,000, a debt to tangible net worth ratio of less than 10 to 1, life insurance on each of the lives of Tom W. Palmer and Eugene C. Albert of $250,000, personal guarantees of the loan of $3,000,000 by Tom W. Palmer and Eugene C. Albert and of $1,000,000 by Ted W. Palmer, and compliance with the terms and conditions of all other agreements to which it is a party. At July 31, 1999 Credit Concepts had outstanding secured bank indebtedness of $2,695,509 pursuant to this credit facility.

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

     If Credit Concepts is able to sell all of the $5,000,000 of investment certificates in its current offering within the ensuing twelve months, it does not anticipate the need to raise additional funds from other sources, other than through bank borrowings, which it believes, will then be available to it, within that period. In this regard, based upon discussions with Credit Concepts' banks, Credit Concepts expects to refinance the outstanding $2.7 million line-of-credit due December 15, 2000 to Pacific Continental Bank; however, Credit Concepts presently has no commitment from any bank to do so. Credit Concepts met the covenants of the loan agreement with Pacific Continental Bank at December 31, 1998, including the requirement that Credit Concepts have a tangible net worth of not less than $300,000 at December 31, 1998. Credit Concepts expects to extend this line of credit beyond its termination date of December 15, 1999 with either Pacific Continental bank or another lender on terms at least as good as the present ones. However, Credit Concepts presently has no commitment for such an extension, and there can be no assurance that it will timely obtain one on favorable terms.

Year 2000 Issues.
-----------------
     Credit Concepts has made inquiry of its computer, communications, power and automobile suppliers, and, in particular, has inquired of its dealers whether any computer chip component in any make of used automobile that serves as collateral for the Company's Contracts contains a real-time clock that could be subject to failure, and has received assurances that no failures will occur. Further, Credit Concepts' automobile dealer suppliers have indicated that they do not expect any disruption in the availability and sale of used vehicles as the result directly or indirectly of Year 2000 systems failures. However, in view of the subtlety of the problem and the unfamiliarity with the scope of the problem by many in the business community, Credit Concepts expects to develop contingency plans in the event it should encounter some form of computer or service failures at or after midnight on December 31, 1999 as the result of Year 2000 problems. Credit Concepts is continuing to explore the scope and nature of the effects upon its business that may result from Year 2000 computer failures and errors and has deferred the establishment of contingency plans pending the development of further information concerning the impact of the Year 2000 issue upon Credit Concepts and the alternatives available to it. However, Credit Concepts does not expect that the costs associated with these contingency plans will be material.

ITEM 7.   FINANCIAL STATEMENTS.
-------   ---------------------


                             CREDIT CONCEPTS, INC.

                              FINANCIAL STATEMENTS
                     Year Ended July 31, 1999 and 7 Months
                              Ended July 31, 1998

                               TABLE OF CONTENTS


                                                                        Page
INDEPENDENT AUDITORS' REPORT                                              1

FINANCIAL STATEMENTS

     Balance Sheets                                                       2

     Statements of Income                                                 3

     Statement of Stockholders' Equity                                    4

     Statements of Cash Flows                                             5

     Notes to the Financial Statements                                    6


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Credit Concepts, Inc.
Eugene, Oregon

We have audited the accompanying balance sheets of Credit Concepts, Inc. as of July 31, 1999 and 1998, and the related statements of income, stockholders' equity, and cash flows for the year ended July 31, 1999, and period from January 1, 1998, to July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Credit Concepts, Inc. as of July 31, 1999 and 1998, and the results of its operations and its cash flows for the year and period then ended, in conformity with generally accepted accounting principles.


MOSS ADAMS, LLP

/s/ MOSS ADAMS, LLP


Portland, Oregon
September 15, 1999

                             CREDIT CONCEPTS, INC.
                                 BALANCE SHEETS
                             July 31, 1999 and 1998

                                     ASSETS
                                     ------

                                                      1999          1998
                                                  ------------  ------------
Cash                                              $    81,904   $    55,003

Finance receivables (Note 2):
  Contracts                                         3,807,582     4,325,162
  Direct loans                                        489,597             -
  Loan origination costs                               53,662        35,148
  Allowance for credit losses                        (326,000)     (191,000)
                                                  ------------  ------------
     Finance Receivables, Net                       4,024,841     4,169,310

Interest receivable on contracts                       67,300        64,500
Equipment and leasehold improvements,                  29,079        33,685
     net (Note 3)
Other assets                                           26,113        41,133
                                                  ------------  ------------
TOTAL                                             $ 4,229,237   $ 4,363,631
                                                  ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Debt (Note 4):
     Bank line of credit                          $ 2,695,509   $ 2,687,431
     Other notes payable                              211,000       301,500
     Subordinated notes payable to stockholders       938,908     1,165,976
  Accounts payable and accrued expenses                14,800        14,305
  Interest payable                                     40,294        23,149
  Deferred income                                      28,466             -
                                                  ------------  ------------
     Total Liabilities                              3,928,977     4,192,361
                                                  ------------  ------------

STOCKHOLDERS' EQUITY
  Common stock, no par value, 1,000 shares
  authorized, 300 issued and outstanding              150,000       150,000
  Stock subscription receivable                       (60,000)     (120,000)
  Additional paid-in-capital                          206,842       206,842
  Retained earnings                                     3,418       (65,572)
                                                  ------------  ------------
     Total Stockholders' Equity                       300,260       171,270
                                                  ------------  ------------
TOTAL                                             $ 4,229,237   $ 4,363,631
                                                  ============  ============

The accompanying notes are an integral part of the these financial statements.


                             CREDIT CONCEPTS, INC.
                              STATEMENTS OF INCOME
     For The Year Ended July 31, 1999 And The 7 Months Ended July 31, 1998

                                                       1999         1998
                                                   ------------  -----------
REVENUES
  Interest on contracts                            $ 1,295,228   $  468,116
  Other income                                           4,882        3,140
                                                   -----------   -----------
     Total Revenues                                  1,300,110      471,256
                                                   -----------   -----------

EXPENSES
  Interest                                             468,719      154,671
  Salaries and benefits                                200,631       79,584
  Provision for credit losses (Note 2)                 336,558      231,129
  Other operating expenses                             225,212       71,444
                                                   -----------   -----------
     Total Expenses                                  1,231,120      536,828
                                                   -----------   -----------

NET INCOME (LOSS)                                  $    68,990   $  (65,572)
                                                   ===========   ===========


The accompanying notes are an integral part of the these financial statements.


                                                      CREDIT CONCEPTS, INC.
                                                STATEMENT OF STOCKHOLDERS' EQUITY
                                             For the Year Ended July 31, 1999 and the
                                                   7 Months Ended July 31, 1998

                                          Credit
                                      Concepts, LLC                              Credit Concepts, Inc.
                                      -------------  -----------------------------------------------------------------------
                                         Members'      Common    Stock Subscription    Additional      Retained
                                          Equity       Stock         Receivable     Paid-in Capital    Earnings      Totals
                                      -------------  ----------  ------------------ ---------------  -----------  -----------
Balance at December 31, 1997            $ 407,842    $        -   $         -         $              $       -    $ 407,842

Transfer of Interest to Corporation
at 1/1/98 in exchange for:
     Stock                               (236,842)       30,000             -           206,842              -            -
     Notes                               (171,000)            -             -                 -              -     (171,000)
Additional stock subscriptions                  -       120,000      (120,000)                -              -            -

Net (loss)                                      -             -             -                 -        (65,572)     (65,572)
                                        ----------    ---------    -----------        ----------     ----------   ----------
Balance at July 31, 1998                        -       150,000      (120,000)          206,842        (65,572)     171,270

Payments received                               -            -         60,000                 -              -       60,000

Net Income                                      -             -             -                 -         68,990       68,990
                                        ----------    ---------    -----------        ----------     ----------   ----------
Balance at July 31, 1999                $       -     $ 150,000     $ (60,000)        $ 206,842      $   3,418    $ 300,260
                                        ==========    =========    ===========        ==========     ==========   ==========


The accompanying notes are an integral part of the these financial statements.


                             CREDIT CONCEPTS, INC.
                            STATEMENTS OF CASH FLOWS
                    For the Year Ended July 31, 1999 and the
                          7 Months Ended July 31, 1998

                                                      1999          1998
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                               $    68,990   $   (65,572)
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
     Provision for credit losses on finance
     receivables                                      336,558       231,129
     Depreciation and amortization                      9,810        37,616
     Recoveries of finance receivables previously
     charged off                                      302,449        42,665
     Changes in assets and liabilities:
     Accrued interest on finance receivables           (2,800)      (64,500)
     Loan origination costs                           (18,514)      (35,148)
     Other assets                                      15,020       (57,081)
     Accounts payable, accrued and other
       liabilities                                     17,640        34,174
     Deferred income                                   28,466             -
                                                  ------------  ------------
Total Adjustments                                     688,629       188,855
                                                  ------------  ------------
     Net Cash Provided by Operating Activities        757,619       123,283
                                                  ------------  ------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Loans and contracts originated or purchased      (2,886,555)   (4,410,614)
  Loans and contracts repaid                        2,410,531       478,778
  Additions to equipment and leasehold
     improvements                                      (5,204)       (8,655)
                                                  ------------  ------------
     Net Cash (Used) by Investing Activities         (481,228)   (3,940,491)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                  507,545     4,506,664
  Repayment of debt                                  (757,035)     (662,757)
                                                  ------------  ------------
     Net Cash Provided (Used) by Financing
     Activities                                      (249,490)    3,843,907
                                                  ------------  ------------
NET INCREASE IN CASH                                   26,901        26,699

CASH AT BEGINNING OF PERIOD                            55,003        28,304
                                                  ------------  ------------
CASH AT END OF PERIOD                             $    81,904   $    55,003
                                                  ============  ============


The accompanying notes are an integral part of the these financial statements.


                             CREDIT CONCEPTS, INC.
                       NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY - Credit Concepts, Inc. (the Company) is in the business of purchasing retail installment contracts from automobile dealers in connection with the financing of used automobiles and making loans directly to consumers. The Company originally formed on August 29, 1997, as Credit Concepts, L.L.C. and began operations during October 1997. Effective January 1, 1998, the Company incorporated the operations into the existing entity via a tax-free incorporation.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCE RECEIVABLES - Finance receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-off or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related contract or loan.

Provisions for credit losses are recognized in amounts sufficient to maintain the allowance for credit losses at a level adequate to cover losses of principal and accrued interest in the existing finance receivable portfolio. The allowance for credit losses is based upon management's evaluation of the economic environment and the condition of outstanding loans and contracts receivable at year end. In addition, management reviews comparable industry information, delinquency status of loans and recency of payments received. All of these elements are considered in determining the adequacy of the provision for credit losses.

During the year, the unpaid balances of delinquent contracts receivable in excess of any related dealer guarantees are charged against the allowance for credit losses when management determines that no further collection efforts are economically beneficial. Changes in the allowance for credit losses may occur in the near term and such changes may be material to the financial position, results of operations and cash flows.

INTEREST INCOME RECOGNITION - For financial statement purposes, interest income from finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when the Company's management determines the loan recovery to be doubtful. While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction of principal.

                             CREDIT CONCEPTS, INC.
                       NOTES TO THE FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Equipment and leasehold improvements are stated at cost. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the related assets. Maintenance and repairs are charged to expense as incurred; expenditures for additions, improvements and replacements are capitalized. Upon disposal or retirement of assets, the accounts are relieved of the related costs and accumulated depreciation and resulting gains or losses are recognized in operations.

DEFERRED INCOME - Deferred income consists of deferred loan fees and insurance commissions. These are recognized into income as an adjustment to yield using the straight-line method over the term of the related contracts or loans.

RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current year presentation.

CORPORATE FORM AND INCOME TAXES - As noted, on January 1, 1998, Credit Concepts, Inc. converted from a Limited Liability Company to an S Corporation pursuant to the Internal Revenue Code. As an S Corporation, the income tax liability arising from the taxable earnings of the Company is the responsibility of the stockholders. The company reports its income for tax
purposes on a calendar year basis.   Differences exist between the financial
statement and tax basis of certain assets and liabilities. These differences were not significant at July 31, 1999.

CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.


NOTE 2 - FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

As of July 31, 1999, information regarding the finance receivables is as follows:

Number of contracts and loans                                    1,234
Average Annual Percentage Rate (APR) of interest                 30.9%
Average original balance                                      $  5,213
Average term of contract                                       160 wks
Average age of contract                                         48 wks
Average payment per week                                      $     50

The terms of contracts are generally from one to five years. The Company anticipates that a majority of contracts will be paid or renewed prior to contractual maturity dates. Cash collections of finance receivables from August 1, 1998 to July 31, 1999, were $2,410,531. Additionally, the ratio of cash collections to average period-end balances was approximately 56% for the year ended July 31, 1999.

                             CREDIT CONCEPTS, INC.
                       NOTES TO THE FINANCIAL STATEMENTS



NOTE 2 - FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES, continued

Change in the allowance for credit losses is as follows:

Balance at January 1, 1998                                $         -
  Provision charged to expense                                231,129
  Accounts charged off                                        (82,794)
  Recoveries                                                   42,665
                                                          ------------
Balance at July 31, 1998                                      191,000
  Provisions charged to expense                               336,558
  Accounts charged off                                       (504,007)
  Recoveries                                                  302,449
                                                          ------------
Balance at July 31, 1999                                  $   326,000
                                                          ============


NOTE 3 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

                                                        1999           1998
                                                     ----------    ----------

Computer equipment                                   $ 25,945      $ 21,777
Office furniture and equipment                         14,817        13,705
Leasehold improvements                                  2,142         2,223
                                                     ---------     ---------
                                                       42,904        37,705

Less:  Accumulated depreciation and amortization      (13,825)       (4,020)
                                                     ---------     ---------
                                                     $ 29,079      $ 33,685
                                                     =========     =========

                             CREDIT CONCEPTS, INC.
                       NOTES TO THE FINANCIAL STATEMENTS


NOTE 4 - DEBT

Following is a summary of all debt held by the Company at July 31, 1999 and 1998:

                                                      1999           1998
                                                  ------------   ------------
Bank line of credit (available credit line -
$3,000,000) - without collateral, interest at
the institution's prime rate (8% at
July 31, 1999) plus 2%, due
December 15, 2000, guaranteed by the
stockholders of Credit Concepts, Inc.             $  2,695,509  $  2,687,431

Notes payable to various individuals -
without collateral, maturities to 2004,
with interest from 10% to 12%.                         211,000       240,000

Notes payable to related party - without
collateral, no maturity, with interest at 12%.               -        61,500
                                                  ------------   -----------
  Total other notes payable                            211,000       301,500

Subordinated notes payable to stockholders -
without collateral, no stated maturity, with
interest at 12%.                                       938,908     1,165,976
                                                  ------------  ------------
  Total                                           $  3,845,417  $  4,154,907
                                                  ============  ============

The subordinated notes payable provide for subordination to any present and future debt owed by Credit Concepts, Inc. to any bank, insurance company or other financial institution. Subordinated debt with stockholders and officers of Credit Concepts, Inc. of $938,908 is also subordinated to other notes payable of $211,000.

Scheduled maturities of debt in subsequent fiscal years are as follows:

                               2000                  $  2,755,509
                               2001                             -
                               2002                             -
                               2003                             -
                               2004                             -
                            Thereafter                  1,089,908
                                                     ------------
                                                     $  3,845,417
                                                     ============

                             CREDIT CONCEPTS, INC.
                       NOTES TO THE FINANCIAL STATEMENTS



NOTE 5- OPERATING LEASES

The company leases its office space in Eugene, Oregon under an operating lease expiring on October 31, 2000.

The minimum future rental payments under this non-cancelable operating lease are:

               Year ending July 31, 2000            $   15,690
               2001                                      3,960
                                                    ----------
                                                    $    9,650
                                                    ==========



NOTE 6 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                        1999          1998
                                                     ----------    ----------
  Cash paid during the year for interest             $ 451,574     $ 131,522


Non-cash financing activities consisted of issuance of additional stock subscriptions in the amount of $120,000, during 1998.



NOTE 7 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS

For cash, the carrying amount is the estimated fair value.

FINANCE RECEIVABLES

There are generally no quoted market prices available for finance receivables. The net fair value of such receivables is estimated to approximate the net carrying value based upon interest rates as of July 31, 1999.


NOTE 8 - CONCENTRATION OF CREDIT RISK

Financial investments which potentially subject the company to credit risk consist of cash and finance receivables. The company's cash balances are with reputable banks and periodically exceed insured limits. The company's finance receivables are from customers in the Eugene/Springfield area of Oregon.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
-------   ----------------------------------------------------------------

     Effective on September 1, 1999, Yergen and Meyer, LLP merged its practice with Moss Adams LLP and, accordingly, the independent certified public accountant for this and future filings for Credit Concepts, Inc. is Moss Adams LLP. Yergen and Meyer, LLP audited the Company's financial statements as of July 31, 1998 and for the periods from inception on October 27, 1997 to December 31, 1997 and January 1, 1998 to July 31, 1998, and rendered its unqualified opinion thereon. There have not been any disagreements between the Company and Yergen and Meyer, LLP up to the date of the Form 8-K, nor did Credit Concepts, Inc. consult with Moss Adams LLP prior to the merger.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
-------   -------------------------------------------------------------

     The Officers and Directors of Credit Concepts are as follows:

                   Name                                Position
             ----------------           --------------------------------------
             Tom W. Palmer              President and Director
             Eugene C. Albert           Vice-President, Secretary and Director
             F. Scott Graham            Vice-President of Operations
             Ted W. Palmer              Director

     Tom W. Palmer is the son of Ted W. Palmer.

     The career experience of the Credit Concepts' key personnel is as follows:

     TOM W. PALMER, 43, President and Director. Tom W. Palmer has been the Company's President and Chief Executive Officer since it was founded in August, 1997. Mr. Palmer's duties with Credit Concepts include developing and maintaining banking and investor relations, managing the purchasing of contracts for Credit Concepts' loan portfolio, financial management, business development and the development and implementation of Credit Concepts investment certificate financing program described in this prospectus. For in excess of five years prior to that time he was president and a director of RDS Inc. d.b.a. Mobile Advantage of Eugene, Oregon, which designs and manufactures custom food delivery vehicles, primarily for retail food outlets. Mr. Palmer also served as secretary and director of Woodcrafters Cabinets Inc., which ceased doing business in 1997.

     EUGENE C. ALBERT, 41, Vice-President, Secretary and Director. Eugene C. Albert has acted as Credit Concepts' Vice-President, Secretary and Chief Financial Officer since its inception in August 1997. His duties include coordination of capital funding of Credit Concepts, evaluating and managing credit losses, and the supervision of financing and credit operations. For in excess of five years prior to his employment by Credit Concepts, Mr. Albert served as secretary-treasurer and a director of Mansell Development. Inc., a real estate development company in Eugene, Oregon, for which he was responsible for arranging development and long-term financing.

     F. SCOTT GRAHAM, 37, Vice President of Operations. F. Scott Graham has been employed in the financial service industry since 1981. Mr. Graham has held various positions, from collection manager to more recently vice president of operations, for the Auto Finance Division of The Money Store. During Mr. Graham's tenure with The Money Store, he supervised indirect auto financing for its Western Division, which consisted of 20 dealer service centers and had assets in excess of $250 million. Mr. Graham supervised the operations in marketing, risk management, compliance, training, lending, collections, profit and loss, locations and human resource issues.

     TED W. PALMER, 66, Director. Ted W. Palmer was a founder, major shareholder, president and chairman of Kalama Chemical, Inc., now a wholly-owned subsidiary of B.F. Goodrich Company. Mr. Palmer sold his interest in Kalama Chemical, Inc. in 1986 and since his retirement as Chairman and Chief Executive Officer of Kalama Chemical, Inc. in 1989 has been primarily engaged in the management of his personal investment portfolio. Since 1996, Mr. Palmer has been a director of Pend Oreille Bank, a state-chartered commercial bank in Newport, Washington.

     Credit Concepts does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, and thus the beneficial owners of more than 10% of its common stock (which is its only class of equity securities outstanding), and its directors and officers, are not subject to the requirements of Section 16(a) of that Act.


ITEM 10.  EXECUTIVE COMPENSATION.
--------  -----------------------

     The cash and other direct remuneration of members of management of Credit Concepts for the fiscal year ended July 31, 1999 is as follows:

                   DIRECT COMPENSATION TO MANAGEMENT FOR 1999
                   ------------------------------------------
Name                                                   Salary       Other
-------------------------------------------------     --------     -------
Officers, Directors and Management as a Group (1)     $148,608     $16,903

-----------------------
(1)  Consists of Tom W. Palmer, Eugene C. Albert, Kimberly M. Coleman and
     Ted W. Palmer.  Ms. Coleman resigned as General Manager of Credit Concepts effective June 4, 1999.


     Credit Concepts had entered into a five-year employment agreement expiring September 15, 2002 with Kimberly M. Coleman pursuant to which Ms. Coleman acted as Credit Concepts' General Manager. Under the terms of the agreement, Ms. Coleman received an annual salary commencing at $48,000 and increasing to $60,000, plus annual bonuses of 0.85% of contracts receivable booked, with limits of $15,000 the first year and $20,000 the second year, and thereafter of 6% of Credit Concepts' net profits, without limitation. The agreement precludes Ms. Coleman from competing with Credit Concepts for two years following termination, except for termination by Credit Concepts without cause. Ms. Coleman resigned as General Manager of Credit Concepts effective June 4, 1999.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

     The following table sets forth information concerning the shares of Credit Concepts' common stock presently owned of record and beneficially by each person known to Credit Concepts to own of record or beneficially 5% or more of Credit Concepts' common stock; each officer or director of Credit Concepts who owns of record or beneficially any common stock; and stock holdings of all officers and directors of Credit Concepts as a group.

                                           Beneficial Ownership
                              ----------------------------------------------
    Owner's                                                    Percent after
 Name & Address                Shares          Percent         this Offering
------------------             ------          -------         -------------
Tom W. Palmer                    100             33.3%            33.3%
2274 Marie Lane
Eugene, OR 97408

Eugene C. Albert                 100             33.3%            33.3%
2358 Birch Lane
Eugene, OR 97403

Ted W. Palmer Trust              100             33.3%            33.3%
Almost Idaho Ranch
Shearer Lake on Bench Road
Newport, WA 99156

(All Officers and
Directors as a Group)            300            100.0%           100.0%


     Tom W. Palmer, Eugene C. Albert and Ted W. Palmer may be deemed to be promoters and parents of Credit Concepts within the meaning of the Securities Act of 1933 and state securities laws.

     Tom W. Palmer, Eugene C. Albert and Ted W. Palmer through the Ted W. Palmer Trust have entered into an agreement granting each other a right to purchase their respective shares in Credit Concepts from each other and an option first for Credit Concepts to purchase, and then for each other to purchase, the shares of any of them that may become deceased, disabled or divorced. This arrangement is intended to foster stability within Credit Concepts by inhibiting a change in control of Credit Concepts upon the death, disability or divorce of any of the founding shareholders.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

     In connection with the founding of Credit Concepts in August 1997, Tom W. Palmer, Eugene C. Albert and Ted W. Palmer were issued equal amounts of the equity interests of Credit Concepts, L.L.C., and on January 20, 1998 the assets of that limited liability company were transferred to Credit Concepts, Inc. On January 20, 1998, each of those persons purchased 100 shares of capital stock of that corporation for $50,000. Each of such persons paid $10,000 of such amount in cash and $40,000 of such amount by giving a $40,000 promissory note to Credit Concepts.

     By 12% unsecured demand loans, Eugene C. Albert, the Vice-President, Secretary and a Director of Credit Concepts, lent an aggregate of $78,000 to Credit Concepts between October 1997 and March 1998. By similar loans, Kimberly M. Coleman, the General Manager of Credit Concepts, and her husband lent an aggregate of $67,500 to Credit Concepts between January and April 1998. By similar loans, Tom W. Palmer, the President and a Director of Credit Concepts, and his wife lent an aggregate of $173,000 to Credit Concepts between November 1997 and June 1998. By similar loans, Ted W. Palmer, a Director of Credit Concepts, lent an aggregate of $600,000 to Credit Concepts between October 1997 and June 1998. These unsecured loans are on parity with the investment certificates in the present offering.

     In addition, Tom W. Palmer and Eugene C. Albert have each guaranteed an aggregate of $3,000,000 under Credit Concepts' secured bank line-of-credit, and Ted W. Palmer has guaranteed an aggregate of $1,000,000 under that line-of-credit. If Tom W. Palmer, Ted W. Palmer and Eugene C. Albert should be required to pay under the guarantees bank indebtedness, they would succeed to the banks' secured rights with respect to the indebtedness, including rights to collateral.

     In July 1998, Tom W. Palmer, Eugene C. Albert and Ted W. Palmer became personally liable on a $450,000 unsecured loan by South Umpqua State Bank.
This loan accrues interest at the rate of 9.25% per annum and is due in full on
August 1, 2000.   These persons lent the money to Credit Concepts on the same basis.

     In April and June 1998, Credit Concepts borrowed $40,000 and $70,000, respectively, from Amvesco, Inc. dba Western Pioneer Title Co. of Lane County. Tom W. Palmer and Eugene C. Albert are personally obligated on these loans, and Mr. Albert has collateralized these loans with real estate owned by him.

     Credit Concepts' founders, Tom W. Palmer, Eugene C. Albert and Ted W. Palmer, have agreed not to demand payment of the notes they hold until on or after December 31, 2000.

     Tom W. Palmer and Eugene Albert have personally guaranteed the payments under the three-year lease of Credit Concepts' principal offices, which expires October 31, 2000. The current annual rental rate under the lease is $15,233, which increases to $15,840 in the third year.

     In the future, all material transactions and loans between Credit Concepts and affiliated persons, including its owners and directors Tom W. Palmer, Eugene C. Albert and Ted W. Palmer, will be entered into on terms that are no less favorable to Credit Concepts than those that can be obtained from unaffiliated third parties. Further, all future transactions and loans, and any forgiveness of loans, with affiliated persons will be approved by a majority of Credit Concepts' then independent directors who do not have an interest in the transactions and who have had access, at Credit Concepts' expense, to Credit Concepts' or independent legal counsel.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
--------  ---------------------------------

Exhibit
  No.     Description
------    ------------------------------------------------------------------
 3(a)     Articles of Incorporation **
 3(b)     By-Laws **
 4(a)     Specimen Short-Term Investment Certificate **
 4(b)     Specimen Long-Term Investment Certificate **
10(a) Form of Master Dealer Agreement with automobile dealers, including Amendment to Master Dealer Agreement **
10(b)     Form of Contract purchased from automobile dealers **
10(c) Bill of Sale and Assumption of Liabilities dated January 20, 1998 with Albert Credit, LLC **
10(d) Loan Agreement dated April 6, 1998 with Pacific Continental Bank, and Amendment to Loan Agreement dated November 4, 1998 **
10(e)     Promissory Note in favor of Pacific Continental Bank dated April 6,
          1998 **
10(f)     Commercial Guaranty by Thomas W. Palmer dated April 6, 1998 **
10(g)     Commercial Guaranty by Eugene C. Albert dated April 6, 1998 **
10(h)     Commercial Guaranty by Ted W. Palmer dated April 6, 1998 **
10(i) Commercial Security Agreement dated April 6, 1998 with Pacific Continental Bank **
10(j) Commercial Security Agreement dated April 6, 1998 with Pacific Continental Bank, including as collateral Thomas W. Palmer's life insurance policy **
10(k) Commercial Security Agreement dated April 6, 1998 with Pacific Continental Bank, including as collateral Eugene C. Albert's life insurance policy **
10(l) Agreement to Provide Insurance dated April 6, 1998 with Pacific Continental Bank **
10(m) Assignment of Life Insurance Policy as Collateral dated March 10, 1998 with Pacific Continental Bank for Thomas W. Palmer's life insurance policy **
10(n) Assignment of Life Insurance Policy as Collateral dated March 10, 1998 with Pacific Continental Bank for Eugene C. Albert's life insurance policy **
10(o)     Employment Agreement dated September 24, 1997 with Kimberly M.
          Coleman **
10(p) Buy-Sell Agreement dated January 20, 1998 between Ted W. Palmer, Thomas W. Palmer and Eugene C. Albert **
10(q) Lease Agreement dated October 14, 1997 with Keypac Leasing, including Limited Guaranty **
10(r)     Form of Promissory Note evidencing loans from private investors  **
10(s)     Master Dealer Agreement dated October 23, 1997 with
          Hutchins Imported Motors, Inc. (now known as "Lithia Toyota of Springfield") **
10(t) Master Dealer Agreement dated November 11, 1997 with Hutchins Eugene Nissan, Inc. (now known as "Lithia Nissan of Eugene") **
10(u) Master Dealer Agreement dated February 4, 1998 with JKL Automotive, Inc. d/b/a Kieffer's Eugene Mazda **
10(v)     Master Dealer Agreement dated November 28, 1997 with Kendall Ford
          Inc. **
10(w) Master Dealer Agreement dated December 15, 1997 with Guaranty Chev Pont Olds Co. Inc. **
10(x)     Forbearance Agreement dated March 23, 1999 by Thomas W. Palmer **
10(y)     Forbearance Agreement dated March 24, 1999 by Eugene C. Albert **
10(z)     Forbearance Agreement dated March 24, 1999 by Ted W. Palmer **
23        Consent of Moss Adams LLP ***
24(a)     Power of Attorney (see signature page of Registration Statement) *
27        Financial Data Schedule ***
--------------------------------------
* Incorporated by reference to registrant's Registration Statement on Form SB-2 dated November 5, 1998 and filed with the Securities and Exchange Commission on November 5, 1998.

** Incorporated by reference to registrant's Amendment No. 2 to Registration Statement on Form SB-2 dated April 28, 1999 and filed with the Securities and Exchange Commission on April 29, 1999.

***       Filed herewith.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CREDIT CONCEPTS, INC.
                                             (Registrant)


                                         By:  /s/ Tom W. Palmer
                                             _________________________________
                                             Tom W. Palmer, President


                                         Date: October 29, 1999
                                               _______________________________


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Tom W. Palmer            President and Director           10/29/99
-----------------------             (Title)              ------------------
Tom W. Palmer                                                  (Date)



/s/ Eugene C. Albert             Vice-President,              10/29/99
-----------------------      Secretary and Director      ------------------
Eugene C. Albert                    (Title)                    (Date)


/s/ Ted W. Palmer                   Director                  10/29/99
-----------------------             (Title)              ------------------
Ted W. Palmer                                                  (Date)