Form 10KSB/A
period 1999-07-31
CREDIT CONCEPTS INC
filed 1999-11-05
CIK 1068667

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                AMENDMENT NO. 1
                                      TO
                                   FORM 10-K
                                ---------------


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
                                                     ============

                             CREDIT CONCEPTS, INC.
                       NOTES TO THE FINANCIAL STATEMENTS



NOTE 5- OPERATING LEASES

The company leases its office space in Eugene, Oregon under an operating lease expiring on October 31, 2000.

The minimum future rental payments under this non-cancelable operating lease are:


               Year ending July 31, 2000            $   15,690
               Year ending July 31, 2001                 3,960
                                                    ----------
                                                    $   19,650
                                                    ==========



NOTE 6 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                        1999          1998
                                                     ----------    ----------
  Cash paid during the year for interest             $ 451,574     $ 131,522


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