Form 10-Q
period 2000-01-31
CREDIT CONCEPTS INC
filed 2000-03-31
CIK 1068667

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark one)

       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended January 31, 2000

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 15, 2000, 300 shares of common stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No  [X]

                                  INDEX


PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements.

              Balance Sheets at January 31, 2000 (unaudited), January 31, 1999 (unaudited) and July 31, 1999

              Statements of Income for the Three Months Ended January 31, 2000 (unaudited) and January 31, 1999 (unaudited)

              Statements of Income for the Six Months Ended January 31, 2000 (unaudited) and for the Six Months Ended January 31, 1999 (unaudited)

              Statement of Stockholders' Equity for the Three Months Ended October 31, 1999 (unaudited) and January 31, 2000 (unaudited)

              Statements of Cash Flows for the Six Months Ended January 31, 2000 (unaudited) and for the Six Months Ended January 31, 1999 (unaudited)

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

   Item 3.    Defaults Upon Senior Securities

   Item 4.    Submission of Matters to a Vote of Security Holders

   Item 5.    Other Information

   Item 6.    Exhibits and Reports on Form 8-K

                             CREDIT CONCEPTS, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                             January 31,            July 31,
                                             (Unaudited)
                                    ---------------------------   ------------
                                         2000           1999           1999
                                    ------------   ------------   ------------
Cash                                $    50,782    $    46,012    $    81,904
                                    ------------   ------------   ------------
Finance receivables:
  Contracts                           3,830,205      4,159,635      3,807,582
  Loans                                 601,878        224,517        489,597
  Loan origination costs                 54,499         55,683         53,662
  Unearned discounts on contracts        (7,633)             -              -
  Allowance for credit losses          (337,607)      (298,987)      (326,000)
                                     -----------    -----------    -----------
  Finance Receivables, Net            4,141,342      4,140,848      4,024,841
                                     -----------    -----------    -----------
Interest receivable on contracts         82,341         72,538         67,300
Equipment and leasehold
  improvements, net                      26,447         32,498         29,079
Other assets                             41,065         12,238         26,113
                                     -----------   ------------   ------------
TOTAL                               $ 4,341,977    $ 4,304,134    $ 4,229,237
                                    ============   ============   ============

                             CREDIT CONCEPTS, INC.
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                             January 31,             July 31,
                                             (Unaudited)
                                    ---------------------------   ------------
                                        2000           1999           1999
                                    ------------   ------------   ------------
LIABILITIES
  Debt:
     Bank line of credit            $ 2,765,610    $ 2,704,670    $ 2,695,509
     Other notes payable                173,500        285,272        211,000
     Subordinated notes payable
       to stockholders                  843,311      1,056,262        938,908
     Investment certificates            120,000              -              -
  Accounts payable and
    accrued expenses                     17,903         33,236         14,800
  Interest payable                       35,526         35,919         40,294
  Deferred income                        29,720              -         28,466
  Income taxes payable                       10              -              -
                                    ------------   ------------   ------------

     Total Liabilities                3,985,580      4,115,359      3,928,977
                                    ------------   ------------   ------------

STOCKHOLDERS' EQUITY
  Common stock, no par value,
    1,000 shares authorized,
    300 issued and outstanding          150,000        150,000        150,000
  Stock subscriptions receivable        (60,000)      (120,000)       (60,000)
  Additional paid-in-capital            206,842        206,842        206,842
  Retained earnings (deficit)            59,555        (48,067)         3,418
                                    ------------   ------------   ------------
     Total Stockholders' Equity         356,397        188,775        300,260
                                    ------------   ------------   ------------
TOTAL                               $ 4,341,977    $ 4,304,134    $ 4,229,237
                                    ============   ============   ============


                             CREDIT CONCEPTS, INC.
                              STATEMENTS OF INCOME

                                                    Three Months
                                                 Ended January 31,
                                                    (Unaudited)
                                            ---------------------------
                                               2000            1999
                                            -----------     -----------
REVENUES
  Interest on contracts                     $  311,366      $  326,406
  Other income                                  11,900          14,057
                                            -----------     -----------
     Total Revenues                            323,266         340,463
                                            -----------     -----------
EXPENSES
  Interest                                     111,816         117,642
  Salaries and benefits                         73,996          53,943
  Provision for credit losses                   41,500          91,863
  Other operating expenses                      67,830          66,234
                                            -----------     -----------
     Total Expenses                            295,142         329,682
                                            -----------     -----------
NET INCOME                                      28,124          10,781

RETAINED EARNINGS (DEFICIT),
  BEGINNING OF PERIOD                           31,431         (58,848)
                                            -----------     -----------
RETAINED EARNINGS (DEFICIT),
  END OF PERIOD                             $   59,555      $  (48,067)
                                            ===========     ===========

                             CREDIT CONCEPTS, INC.
                              STATEMENTS OF INCOME

                                                     Six Months
                                                 Ended January 31,
                                                    (Unaudited)
                                             --------------------------
                                                2000            1999
                                             ----------      ----------
REVENUES
  Interest on contracts                      $ 622,116       $ 678,633
  Other income                                  18,607          14,867
                                             ----------      ----------
     Total Revenues                            640,723         693,500
                                             ----------      ----------
EXPENSES
  Interest                                     224,342         258,536
  Salaries                                     131,851          93,316
  Provision for credit losses                   97,000         198,812
  Other operating expenses                     131,393         125,331
                                             ----------      ----------
     Total Expenses                            584,586         675,995
                                             ----------      ----------
NET INCOME                                      56,137          17,505

RETAINED EARNINGS (DEFICIT),
  BEGINNING OF PERIOD                            3,418         (65,572)
                                             ----------      ----------
RETAINED EARNINGS (DEFICIT),
  END OF PERIOD                              $  59,555       $ (48,067)
                                             ==========      ==========


                             CREDIT CONCEPTS, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY

                                   STOCK      ADDITIONAL
                       COMMON   SUBSCRIPTION   PAID-IN     RETAINED
                       STOCK     RECEIVABLE    CAPITAL     EARNINGS    TOTAL
                     ----------  ----------   -----------  --------- ---------
BALANCE AT
 JULY 31, 1999        $ 150,000  $ (60,000)    $ 206,842    $ 3,418  $ 300,260

NET INCOME                    -          -             -     28,013     28,013
                      ---------  ----------   ----------   --------  ---------
BALANCE AT
 OCTOBER 31, 1999       150,000    (60,000)      206,842     31,431    328,273

NET INCOME                    -          -             -     28,124     28,124
                      ---------  ----------   ----------   --------  ---------
BALANCE AT
 JANUARY 31, 2000     $ 150,000  $ (60,000)    $ 206,842   $ 59,555  $ 356,397
                      =========  ==========    =========   ========  =========

                             CREDIT CONCEPTS, INC.
                            STATEMENTS OF CASH FLOWS

                                                           Six Months
                                                       Ended January 31,
                                                          (Unaudited)
                                                  ----------------------------
                                                      2000            1999
                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                      $    56,137     $    17,505
                                                  ------------    ------------
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Provision for credit losses on
      finance receivables                              97,000         198,812
    Depreciation and amortization                      14,610          11,614
    Recoveries of finance receivables
      previously charged off                           82,723         218,322

  Changes in assets and liabilities:
    Accrued interest on finance receivables           (15,041)         (8,038)
    Loan origination costs                               (837)        (59,614)
    Unearned discounts on finance receivables           7,633               -
    Other assets                                      (24,180)         22,008
    Accounts payable, accrued and other
      liabilities                                      (1,655)         31,701
    Deferred income                                     1,254               -
                                                  ------------    ------------
Total Adjustments                                     161,507         414,805
                                                  ------------    ------------
        Net Cash From Operating Activities            217,644         432,310
                                                  ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Loans and contracts originated or
    purchased                                      (1,720,302)     (1,172,031)
  Loans and contracts repaid                        1,417,282         842,973
  Additions to equipment and leasehold
    improvements                                       (2,750)         (3,540)
                                                  ------------    ------------
        Net Cash From Investing Activities           (305,770)       (332,598)
                                                  ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net payments on line of credit                       70,101        (108,703)
  Proceeds from investment certificates               120,000               -
  Repayment of debt                                  (133,097)              -
                                                  ------------    ------------
        Net Cash From Financing Activities             57,004        (108,703)
                                                  ------------    ------------
NET INCREASE (DECREASE) IN CASH                       (31,122)         (8,991)

CASH, BEGINNING OF PERIOD                              81,904          55,003
                                                  ------------    ------------
CASH, END OF PERIOD                               $    50,782     $    46,012
                                                  ============    ============

                             CREDIT CONCEPTS, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------
The Company's financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. The financial statements for the three-month and six-month periods should be read in conjunction with the financial statements and notes thereto for the periods ended July 31, 1999 and 1998, included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission on October 29, 1999.

Reclassifications
-----------------
Certain reclassifications have been made to the financial statements for the periods presented from amounts previously reported to conform with classifications currently adopted. Such reclassifications had no effect on previously reported shareholders' equity or results of operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

       For the three months ended January 31, 2000, Credit Concepts has generated $323,266 of revenues and $28,124 of net operating profits. At January 31, 2000 Credit Concepts had approximately $50,782 in cash, $4,141,342 in net finance receivables (after deducting an allowance for credit losses of $337,607 and unearned discounts on contracts of $7,633 and adding capitalized loan origination costs of $54,499), approximately $3,985,580 of indebtedness of all types and a shareholders' equity of approximately $356,397.


PLAN OF OPERATION.

       Credit Concepts expects to be able to sell all or a substantial portion of the $5,000,000 of investment certificates within the ensuing twelve months and to use the net proceeds to purchase vehicle contracts with reliable borrowers within the Lane County, Oregon region. Because the investment certificates are subordinated to bank borrowings and the contracts purchased do not collateralize the investment certificates but may be used to collateralize future bank borrowings, Credit Concepts expects to be able to borrow at least an additional $8,500,000 from banks if all of the investment certificates are sold and used in this fashion. As of January 31, 2000, Credit Concepts has sold $120,000 worth of four year certificates.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2000.

       Credit Concepts generated $323,266 of revenues and $28,124 of net operating income during the three months ended January 31, 2000. At January 31, 2000 Credit Concepts had approximately $50,782 in cash, $4,141,342 in net finance receivables (after deducting an allowance for credit losses of $337,607 and unearned discounts on contracts of $7,633 and adding capitalized loan origination costs of $54,499), approximately $3,985,580 of indebtedness of all types and a shareholders' equity of approximately $356,397.

       Credit Concepts purchased or originated approximately $1,113,759 of contracts and loans during the period, which accounted for approximately 39% of total finance receivables outstanding during the period. Contracts receivable increased by $207,184 from $4,224,899 to $4,432,083 due to improved marketing and an increase in business from new dealers. Net income during the period remained steady at $28,124 due to an increase in employee costs and expenditures relating to Y2K improvements to the network computer system. The allowance for credit losses was $337,607 or approximately 8% of contract and direct loan receivables of $4,432,083 for the period.

       Net chargeoffs for the three-month period were $49,474 or 0.9% of average finance receivables outstanding during the period. Recoveries for charged off receivables was $20,260. Other charges against cash flow included the provision for credit losses of $41,500 and depreciation and amortization of $6,427 for the period. Credit Concepts expects that additional loss provisions in excess of net chargeoffs will be charged to operations in future periods, with the result that over time the allowance for credit losses will increase both in absolute terms and as a percentage of finance receivables outstanding at the end of future periods.

       Interest expense of $111,816 constituted 37.9% of these total expenses, and salaries of $73,966 constituted 25.1%. Credit Concepts plans to reduce the impact of interest expense in future periods by borrowing through the sale of investment certificates in this offering at interest rates that are lower than those it is currently paying. Net cash flows for the period were $39,177, with operating activities generating a positive cash flow of $57,442.


RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JANUARY 31, 2000 COMPARED WITH SIX MONTHS ENDED JANUARY 31, 1999

       Revenues and Net Income
       -----------------------
       Total revenues for the six-month period prior to January 31, 2000 decreased by $52,777 or 7.6.0% from $693,500 at January 31, 1999 to $640,723 at
January 31, 2000. This decrease in revenues was due to a lower receivable base early in the period, which resulted in lower interest revenues. Other income increased $3,740 or 25.2% from $14,867 at January 31, 1999 to $18,607 at
January 31, 2000. This increase in other income was due to the implementation of an acquisition fee for dealers for the purchase of contracts from them.
Cash at the end of January 31, 2000 was $50,782 compared to $46,012 at January 31, 1999. Net income increased $38,632 from $17,505 at January 31, 1999 to $56,137 at January 31, 2000. This increase in net income was primarily attributable to less aggressive funding of the provision for credit losses during the period.

       Expenses
       --------
       Interest expense totaled $224,342 at January 31, 2000, a decrease of 13.2% from the $258,536 at January 31, 1999. This decrease in interest expense is due to a reduction in notes payable. Operating expenses, excluding provision for credit losses and interest expense, increased $44,597 from $218,647 at January 31, 1999 to $263,244 at January 31, 2000. This increase of 20% was primarily attributable to an increase in salaries from added personnel and increased general operating expenses.

       Finance Receivables
       -------------------
       The contracts and loans receivable balance totaled $4,432,083 at January 31, 2000, an increase of 1.1% from the $4,384,152 at January 31, 1999. Loans and contracts purchased increased by $548,271 to $1,720,302 at January 31, 2000 compared to $1,172,031 at January 31, 1999. This increase is the result of an increase in the number of automobile dealers supplying installment contracts for purchase.

       Liabilities and Stockholders Equity
       -----------------------------------
       Credit Concepts had indebtedness of all types of $3,985,580 at January 31, 2000 compared to $4,115,359 at January 31, 1999. The outstanding balance on the line of credit increased by $60,940 to $2,765,610 at January 31, 2000 from $2,704,670 at January 31, 1999. Other notes payable (excluding accounts payable, interest payable, deferred income and income taxes payable) decreased by $227,723 to $1,113,811 at January 31, 2000 from $1,341,534 at January 31,
1999. This decrease is attributable to the payment of several maturing notes and the reduction of stock subscription receivables by $60,000. Shareholders' equity increased by $167,622 to $356,397 at January 31, 2000 from $188,775 at January 31, 1999.

       Allowance  for Credit Losses and Liquidity
       -----------------------------------------
       The allowance for credit losses was increased by $38,620 to $337,607 at January 31, 2000 from $298,987 at January 31, 1999. Credit Concepts had net cash at January 31, 2000 of $50,782 compared to $46,012 at January 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES.

       The finance nature of Credit Concepts' business results in its being capital intensive. To date, Credit Concepts has relied primarily on secured bank financing and shareholder loans to fund its purchase of contracts.

       From inception to December 31, 1997, Credit Concepts borrowed an aggregate of $386,000 from its management, and during the ensuing seven months ended July 31, 1998, it borrowed an additional $814,000 from Credit Concepts management and $472,500 from friends and family of management in private transactions. Most of these funds were borrowed pursuant to 12% promissory notes, most of which are payable upon demand. Certain of these borrowings have been repaid and an aggregate of $1,016,811 remained outstanding at January 31, 2000.

       On June 15, 1999 Credit Concepts renewed its credit facility with Pacific Continental Bank that establishes a $3,000,000 line-of-credit secured by Credit Concepts' assets, including its contract and loan portfolio. Under the terms of the loan agreement, Credit Concepts may borrow an amount equal to 75% of eligible contract and loan accounts and is obligated, among other things, to maintain: a tangible net worth of not less than $300,000, a debt to tangible net worth ratio of 10 to 1, life insurance on each of the lives of Tom
W. Palmer and Eugene C. Albert of $250,000, personal guarantees of the loan of $3,000,000 by Tom W. Palmer and Eugene C. Albert and of $1,000,000 by Ted W. Palmer, and compliance with the terms and conditions of all other agreements to which it is a party. At January 31, 2000 Credit Concepts had outstanding secured bank indebtedness of $2,765,610 pursuant to this credit facility.

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

       If Credit Concepts is able to sell all of the $5,000,000 of investment certificates in this offering within the ensuing twelve months, it does not anticipate the need to raise additional funds from other sources, other than through bank borrowings, which it believes, will then be available to it, within that period. On June 15, 1999, Credit Concepts successfully renewed its credit facility with Pacific Continental Bank, which provides a credit line of $3 million with a maturity date of December 15, 2000.

                       PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the three months ended January 31, 2000.

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


                                   CREDIT CONCEPTS, INC.



Date:  March 31, 2000              By: /s/ Tom W. Palmer
                                       ------------------------------
                                       Tom W. Palmer, President