Form 10QSB
period 2000-04-30
CREDIT CONCEPTS INC
filed 2000-06-15
CIK 1068667

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB
(Mark one)

       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended April 30, 2000

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 14, 2000, 300 shares of common stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No  [X]

                                  INDEX


PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements.

              Balance Sheets at April 30, 2000 (unaudited), April 30, 1999 (unaudited) and July 31, 1999

              Statements of Income for the Three Months Ended April 30, 2000 (unaudited) and April 30, 1999 (unaudited)

              Statements of Income for the Nine Months Ended April 30, 2000 (unaudited) and April 30, 1999 (unaudited)

              Statements of Cash Flows for the Nine Months Ended April 30 2000 (unaudited) and April 30, 1999 (unaudited)

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

   Item 3.    Defaults Upon Senior Securities

   Item 4.    Submission of Matters to a Vote of Security Holders

   Item 5.    Other Information

   Item 6.    Exhibits and Reports on Form 8-K


                           CREDIT CONCEPTS, INC.
                               BALANCE SHEETS


                                   ASSETS

                                              April 30,
                                             (Unaudited)           July 31,
                                      -------------------------  ------------
                                           2000          1999         1999
                                      ------------ ------------  ------------
Cash                                  $   109,444  $    74,930   $    81,904
                                      ------------ ------------  ------------
Finance receivables:
  Contracts                             3,779,143    3,844,074     3,807,582
  Loans                                   647,048      381,898       489,597
  Loan origination costs                   58,764       49,819        53,662
  Unearned discounts on contracts         (16,824)           -             -
  Allowance for credit losses            (354,100)    (333,787)     (326,000)
                                      ------------ ------------  ------------
     Finance receivables, net           4,114,031    3,942,004     4,024,841
                                      ------------ ------------  ------------

Interest receivable on contracts           75,802       72,753        67,300
Equipment and leasehold
  improvements, net                        25,621       31,775        29,079
Other assets                               20,729        5,659        26,113
                                      ------------ ------------  ------------
TOTAL                                 $ 4,345,627  $ 4,127,121   $ 4,229,237
                                      ============ ============  ============


                           CREDIT CONCEPTS, INC.
                               BALANCE SHEETS


                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                              April 30,
                                             (Unaudited)           July 31,
                                      -------------------------  ------------
                                           2000          1999         1999
                                      ------------ ------------  ------------
LIABILITIES
  Debt:
     Bank line of credit              $ 2,971,574  $ 2,564,064   $ 2,695,509
     Other notes payable                  173,500      285,272       211,000
     Subordinated notes payable to
       stockholders                       806,571    1,013,839       938,908
     Investment certificates              127,000            -             -
  Accounts payable and accrued
     expenses                              25,772       21,217        14,800
  Interest payable                         35,851       38,669        40,294
  Deferred income                          47,212            -        28,566
                                      ------------ ------------  ------------
     Total liabilities                  4,187,480    3,923,061     3,928,977
                                      ------------ ------------  ------------

STOCKHOLDERS' EQUITY
  Common stock, no par value, 1,000
     shares authorized, 300 issued
     and outstanding                      150,000      150,000       150,000
  Stock subscriptions receivable          (60,000)    (120,000)      (60,000)
  Additional paid-in-capital              110,529      206,842       206,842
  Retained earnings (deficit)             (42,382)     (32,782)        3,418
                                      ------------ ------------  ------------
     Total stockholders' equity           158,147      204,060       300,260
                                      ------------ ------------  ------------
TOTAL                                 $ 4,345,627  $ 4,127,121   $ 4,229,237
                                      ============ ============  ============


                           CREDIT CONCEPTS, INC.

                          STATEMENTS OF OPERATIONS


                                                         Three Months
                                                      Ended April 30,
                                                         (Unaudited)
                                                 ---------------------------
                                                     2000            1999
                                                 -----------      ----------
REVENUES
  Interest on contracts                          $  263,695       $ 284,159
  Other income                                        4,922          20,456
                                                 -----------      ----------
     Total revenues                                 268,617         304,615
                                                 -----------      ----------
EXPENSES
  Interest                                          116,497          85,287
  Salaries and benefits                              67,967          52,031
  Provision for credit losses                       122,785          95,179
  Other operating expenses                           63,305          56,833
                                                 -----------      ----------
     Total expenses                                 370,554         289,330
                                                 -----------      ----------
NET INCOME (LOSS)                                $ (101,937)      $  15,285
                                                 ===========      ==========

                            CREDIT CONCEPTS, INC.

                           STATEMENTS OF OPERATIONS


                                                         Nine Months
                                                       Ended April 30,
                                                         (Unaudited)
                                                  --------------------------
                                                     2000            1999
                                                  ----------      ----------
REVENUES
  Interest on contracts                           $ 893,111       $ 962,791
  Other income                                       16,229          33,648
                                                  ----------      ----------
     Total revenues                                 909,340         996,439
                                                  ----------      ----------
EXPENSES
  Interest                                          340,839         343,823
  Salaries                                          199,819         145,347
  Provision for credit losses                       219,785         293,991
  Other operating expenses                          194,697         180,488
                                                  ----------      ----------
     Total expenses                                 955,140         963,649
                                                  ----------      ----------
NET INCOME (LOSS)                                 $ (45,800)      $  32,790
                                                  ==========      ==========

                                         CREDIT CONCEPTS, INC.

                                   STATEMENTS OF STOCKHOLDERS' EQUITY


                                               Stock      Additional
                                  Common    Subscription   Paid-In        Retained
                                  Stock      Receivable    Capital        Earnings     Total
                                 ---------    ---------    ---------     ---------    ---------
Balance at July 31, 1999         $150,000     $(60,000)    $206,842      $  3,418     $300,260

Stockholder distributions               -            -      (96,313)            -      (96,313)

Net loss                                -            -            -       (45,800)     (45,800)
                                 ---------    ---------    ---------     ---------    ---------
Balance April 30, 2000           $150,000     $(60,000)    $110,529      $(42,382)    $158,147
                                 =========    =========    =========     =========    =========

                            CREDIT CONCEPTS, INC.

                          STATEMENTS OF CASH FLOWS



                                                         Nine Months
                                                       Ended April 30,
                                                         (Unaudited)
                                               -----------------------------
                                                    2000            1999
                                               -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                               $ (45,800)       $ 32,790
                                               -------------    ------------
  Adjustments to reconcile net income
     to net cash from operating activities:
       Provision for credit losses on
          finance receivables                       219,785         293,991
       Depreciation and amortization                 20,850          20,256
       Recoveries of finance receivables
          previously charged off                    110,769         267,827

  Changes in assets and liabilities:
     Accrued interest on finance receivables         (8,502)         (8,253)
     Loan origination costs                          (5,102)          9,272
     Unearned discounts on finance receivables       16,824               -
     Other assets                                    (7,534)         21,131
     Accounts payable, accrued expenses and
       other liabilities                              6,529          22,432
     Deferred income                                 18,746               -
                                               -------------    ------------
Total adjustments                                   372,365         627,656
                                               -------------    ------------
          Net cash from operating activities        326,565         660,446
                                               -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Loans and contracts originated or purchased    (2,624,225)     (2,082,614)
  Loans and contracts repaid                      2,192,759       1,738,830
  Additions to equipment and leasehold
     improvements                                    (4,474)         (5,003)
                                               -------------    ------------
       Net cash from investing activities          (435,940)       (348,787)
                                               -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on line of credit                  276,065               -
  Proceeds from investment certificates             127,000               -
  Repayment of debt                                (169,837)       (297,732)
  Dividends paid                                    (96,313)              -
                                               -------------    ------------
       Net cash from financing activities           136,915        (297,732)
                                               -------------    ------------

NET INCREASE IN CASH                                 27,540          19,927

CASH, beginning of period                            81,904          55,003
                                               -------------    ------------
CASH, end of period                            $    109,444     $    74,930
                                               =============    ============

                           CREDIT CONCEPTS, INC.

                     NOTES TO THE FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this interim report has been prepared by management and reviewed by independent public accountants. The Company's annual report contains audited financial statements, and all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three and nine months ended April 30, 2000 are not necessarily indicative of results to be anticipated for the year ending July 31, 2000.

Certain reclassifications have been made to prior period financial statements to conform with current period presentation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

       For the three months ended April 30, 2000, Credit Concepts has generated $268,617 of revenues and $101,937 of net operating losses. At April 30, 2000 Credit Concepts had approximately $109,444 in cash, $4,114,031 in net finance receivables (after deducting an allowance for credit losses of $354,100 and unearned discounts on contracts of $16,824 and adding capitalized loan origination costs of $58,764, approximately $4,187,480 of indebtedness of all types and a shareholders' equity of approximately $158,147.

     Financial results for the three months ended April 30, 2000 were negatively affected by employee misappropriation of customer payments. This incident is reflected in reduced interest income and a one-time charge of $40,000 to the provision for credit losses. Operating results for the period were further impacted by an increase in interest expense due to additional bank borrowing and higher salaries costs resulting from added personnel.

     Management expects to recover a substantial amount of the misappropriated funds and is currently pursuing all remedies available to do so. Management has reviewed existing operating procedures and the necessary changes have been made to reduce the possibility of recurrence of the employee defalcation.


PLAN OF OPERATION.
------------------
       Credit Concepts expects to be able to sell all or a substantial portion of the $5,000,000 of investment certificates within the ensuing twelve months and to use the net proceeds to purchase vehicle contracts with reliable borrowers within the Lane County, Oregon region. Because the investment certificates are subordinated to bank borrowings and the contracts purchased do not collateralize the investment certificates but may be used to collateralize future bank borrowings, Credit Concepts expects to be able to borrow at least an additional $8,500,000 from banks if all of the investment certificates are sold and used in this fashion. As of April 30, 2000, Credit Concepts has sold $127,000 worth of four-year certificates.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2000.
----------------------------------------------------------------
     Credit Concepts generated $268,617 of revenue for the three months ended April 30, 2000, a decrease of $35,998 from $305,615 at April 30, 1999. This decrease is primarily attributable to the loss of interest revenues resulting from the employee incident noted above. Net operating losses during the three months ended April 30, 2000 were $101,937 as compared to net income of $15,285 for the three months ended April 30, 1999. This is due to reduced revenues realized and increased operating expenses. At April 30, 2000 Credit Concepts had approximately $109,444 in cash, $4,114,031 in net finance receivables (after deducting an allowance for credit losses of $354,100 and unearned discounts on contracts of $16,824 and adding capitalized loan origination costs of $58,764), approximately $4,187,480 of indebtedness of all types and a shareholders' equity of approximately $158,147.

       Credit Concepts purchased or originated approximately $857,699 of contracts and loans during the three-month period ending April 30, 2000, which accounted for approximately 19.4% of total finance receivables outstanding during the period. Contracts and loans receivable decreased by $5,892 from $4,432,083 to $4,426,191 due to less activity from the dealers and lower demand for direct loans for the period. Net losses during the period were $101,937 due to circumstances described above. The allowance for credit losses was $354,100 or approximately 8% of contract and direct loan receivables of $4,426,191 for the period ending April 30, 2000.

       Interest expense of $116,497 constituted 31.4% of the total expenses, and salaries of $67,967 constituted 18.3%. The increase in interest expense is a result of increasing the outstanding balance on the bank credit lines. Salaries and benefits increased by $15,936 for the period reflecting the increased costs of management. The provision for credit losses was increased
by $27,606 compared to the same period in 1999.   Credit Concepts plans to
reduce the impact of interest expense in future periods by borrowing through the sale of investment certificates in this offering at interest rates that are lower than those it is currently paying. Net cash flows for the period were $50,782, with operating activities generating a positive cash flow of $67,442.


RESULTS OF OPERATIONS FOR NINE MONTHS ENDED APRIL 30, 2000 COMPARED WITH NINE MONTHS ENDED APRIL 30, 1999
-----------------------------------------------------------------------------
       Revenues and Net Income
       -----------------------
       Total revenues decreased for the nine-month period prior to April 30, 2000 by $87,099 or 8.7% from $996,439 at April 30, 1999 to $909,340 at April
30, 2000. Interest income decreased by $69,680 to $893,111 at April 30, 2000 from $962,791 at April 30, 1999. This decrease was a result of a lower receivable base early in the period and the loss of revenues to employee defalcation. Cash at the end of April 30, 2000 was $109,444 compared to $74,930 at April 30, 1999. The net loss for the period was $45,800 compared to net income of $32,790 for the same period in 1999. This was primarily attributable to the incident of employee defalcation as noted above and the resulting charge against income to supplement the provision for credit losses.

       Expenses
       --------
       Interest expense totaled $340,839 at April 30, 2000, a decrease of $2,984 from the $343,823 at April 30, 1999. Salary expense increased by $54,472 to $199,819 at April 30, 2000 from $145,347 at April 30, 1999. This increase was primarily attributable to an increase in the amount paid to the manager. Operating expenses (excluding the provision for credit losses) increased $14,209 for the period

       Finance Receivables
       -------------------
       The contracts and loans receivable balance totaled $4,426,191 at April 30, 2000, an increase of $200,219 or 4.7% from the $4,225,972 at April 30,
1999. Loans and contracts purchased increased by $541,611 to $2,624,225 at April 30, 2000 compared to $2,082,614 at April 30, 1999. This increase is the result of an increase in the number of direct loans originated and the addition of new automobile dealers supplying installment contracts for purchase.

       Liabilities and Stockholders Equity
       -----------------------------------
       Credit Concepts had indebtedness of all types of $4,187,480 at April 30, 2000 compared to $3,923,061 at April 30, 1999. The outstanding balance on the line of credit increased by $407,510 to $2,971,574 at April 30, 2000 from $2,564,064 at April 30, 1999. This increase is attributed to the overall growth in the portfolio. Other notes payable (excluding accounts payable, interest payable, deferred income and income taxes payable) decreased by $192,040, to $1,107,071 at April 30, 2000 from $1,299,111 at April 30, 1999.
This decrease is attributable to the payment of several maturing notes and the reduction of stock subscription receivables by $60,000. Shareholders' equity decreased by $45,913 to $158,147 at April 30, 2000 from $204,060 at April 30,
1999. This decrease was a result of shareholder distributions for tax purposes.

       Allowance for Credit Losses and Liquidity
       -----------------------------------------
       The allowance for credit losses increased by $20,313 to $354,100 at April 30, 2000 from $333,787 at April 30, 1999. Credit Concepts had net cash at April 30, 2000 of $109,444 compared to $74,930 at April 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------
       The finance nature of Credit Concepts' business results in its being capital intensive. To date, Credit Concepts has relied primarily on secured bank financing and shareholder loans to fund its purchase of contracts.

       From inception to December 31, 1997, Credit Concepts borrowed an aggregate of $386,000 from its management, and during the ensuing seven months ended July 31, 1998, it borrowed an additional $814,000 from Credit Concepts management and $472,500 from friends and family of management in private transactions. Most of these funds were borrowed pursuant to 12% promissory notes, most of which are payable upon demand. Certain of these borrowings have been repaid and an aggregate of $1,107,071 remained outstanding at April 30, 2000.

       On June 15, 1999 Credit Concepts renewed its credit facility with Pacific Continental Bank that establishes a $3,000,000 line-of-credit secured by Credit Concepts' assets, including its contract and loan portfolio. Under the terms of the loan agreement, Credit Concepts may borrow an amount equal to 75% of eligible contract and loan accounts and is obligated, among other things, to maintain: a tangible net worth (not including tangible assets and subordinated debt) of not less than $300,000, a debt to tangible net worth ratio of 10 to 1, life insurance on each of the lives of Tom W. Palmer and Eugene C. Albert of $250,000, personal guarantees of the loan of $3,000,000 by Tom W. Palmer and Eugene C. Albert and of $1,000,000 by Ted W. Palmer, and compliance with the terms and conditions of all other agreements to which it is a party. At January 31, 2000 Credit Concepts had outstanding secured bank indebtedness of $2,765,610 pursuant to this credit facility.

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

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the three months ended April 30, 2000.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits:

             Exhibit 15 Letter on unaudited financial information, from Moss Adams, LLP
             Exhibit 27   Financial Data Schedule

          Reports on Form 8-K

             None.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CREDIT CONCEPTS, INC.


Date:  June 14, 2000               By: /s/ Tom W. Palmer
                                       ------------------------------
                                       Tom W. Palmer, President