Form 10KSB
period 2000-07-31
CREDIT CONCEPTS INC
filed 2000-11-16
CIK 1068667

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB
                              ---------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the fiscal year ended July 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to _____________

                     Commission file number  333-66853
                           CREDIT CONCEPTS, INC.
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)

                          -----------------------

               Oregon                                     93-1236587
-------------------------------------------------------------------------------
    (State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                   Identification No.)

2149 Centennial Plaza, Suite 2, Eugene, OR                  97401
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number     (541) 342-8545


Securities registered under Section 12(b) of the Exchange Act:

       Title of each class                     Name of each exchange on
                                                    which registered
-------------------------------------     ------------------------------------

-------------------------------------     ------------------------------------

Securities registered pursuant to Section 12(g) of the Exchange Act:

------------------------------------------------------------------------------
                              (Title of Class)

------------------------------------------------------------------------------
                              (Title of Class)

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

     State issuer's revenues for its most recent fiscal year:   $1,273,478

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

  (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
  -----------------------------------------------------------------------
     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] INAPPLICABLE

                 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
                 -----------------------------------------
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 300 SHARES OF COMMON STOCK.

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
                                   None.

Transitional Small Business Disclosure Form (Check one):  Yes [ ]  No [X]

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.
----------------------------------
     Credit Concepts, Inc. (the Company) is primarily in the business of purchasing retail installment contracts that have been originated by automobile dealers in connection with their financing of new and used automobiles. The Company has also been issued a consumer finance license by the Oregon Department of Consumer and Business Services, which allows it to make loans directly to the purchasers of used vehicles. The Company's operations consist primarily of evaluating which contracts to purchase, negotiating the terms of purchase, arranging for its financing of the purchase, and servicing of the contracts and loans in its portfolio. Upon the origination of a loan or purchase of a contract, we obtain the right to receive all remaining payments under the contract or loan and a security interest in the vehicle financed.
The Company seeks to collect the principal and interest due on contracts that it purchases. We do not acquire contracts in bulk but acquire them individually, usually from originating used automobile dealers, after a credit review and analysis of the specific borrower. Payments under the contracts extend for up to 66 months, and it is the strategy of the Company to approximately match the maturities of its investment certificates with contract payment schedules in order to reduce the financial risks associated with unforeseen declines in interest rates. The Company expects to continue to develop and maintain its portfolio of finance receivables through the purchase of contracts from dealers and the origination of direct loans.

AUTOMOBILE FINANCE BUSINESS
---------------------------
     Through a referral network of automobile dealers, Credit Concepts is engaged in the business of providing financing programs to buyers of new and used cars and trucks who meet the Company's lending requirements, but who do not meet the lending requirements of traditional lenders, such as banks or credit unions. These requirements include such matters as the age of the vehicle being financed and/or the customer's credit history. In contrast to traditional lenders that focus primarily on the customers credit history, the Company will acquire installment contracts for customers who have experienced credit difficulty and/or are buying an older model vehicle. Our management uses several factors to evaluate each applicant's installment contract including: length of time at current and past employment, debt to income ratios, past credit history with installment obligations, value and type of vehicle financed and the terms of the contract being purchased. The Company purchases contracts primarily in Lane County, Oregon, and to a lesser extent in surrounding counties including Linn, Benton, Douglas, Marion and Polk. For the period beginning August 1, 1999 to July 31, 2000, the Company purchased a total of 579 retail installment contracts for an initial aggregate amount of $2,940,288. The average initial principal amount was $5,078 with an average term of 37 months.

     Credit Concepts purchases contracts from automobile dealers that have agreed to the terms and conditions set forth in the Dealer Agreement provided by the Company. The Company will purchase a dealer contract after negotiating the price and terms on an individual basis. Other stipulations apply to the borrower such as obtaining full coverage insurance naming Credit Concepts as the loss payee, proof of income and employment and verification of residence. The dealer is funded only after these conditions have been met and the original contract and related document are received. Title to the vehicle is held as collateral for the entire term of the contract. Although most of the contracts in the Company's loan portfolio have been acquired without recourse, the dealer remains liable to Credit Concepts for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid transfer of title to the vehicle. As of July 31, 2000 and 1999, loans purchased from dealers accounted for $3,886,937 (83.5%) and $3,807,582 (88.6%) of total finance receivables, respectively.

DIRECT CONSUMER LOANS
---------------------
     The Company is licensed by the Department of Consumer and Business Services to make direct loans to consumers. We offer loans primarily to borrowers that are current and/or past customers. The Company uses the same lending criteria for evaluating a borrower for a direct loan as it does for the purchase of a contract. In addition, the Company has the opportunity to conduct a personal interview with the borrower and inspect underlying collateral. The Company offers other products including extended service contracts, credit life insurance and credit disability insurance. As the customer base grows, it is the goal of the Company to increase the volume of the direct loan portion of the portfolio. This will result in an increase of ancillary income from insurance and extended service contracts.

     For the period August 1, 1999 to July 31, 2000, Credit Concepts made 158 direct consumer loans for an aggregate principal amount of $659,504. As of July 31, 2000 and 1999, direct loans accounted for $786,450 (16.9%) and $489,597 (11.4%) of total finance receivables, respectively.

ECONOMY OF LANE COUNTY, OREGON
------------------------------
     The availability and credit-worthiness of underlying borrowers on the Company's contracts are influenced by the state of the economy for Lane County, Oregon, which includes the cities of Eugene and Springfield, the market area for the used automobile dealers that originate 76% of our contracts. The timber and forest products industry and the University of Oregon have historically been significant influences on the economy of Lane County, Oregon, although in recent years the region has been impacted from the location of various technology companies in the area. In recent years California has been an important source of in-migration. In view of the sprawling lay-out of the cities of Eugene and Springfield and surrounding neighborhoods, and of the fact that, on the average, in over one-third of the days during the year there is measurable precipitation, most workers in the Lane County area regularly commute to work by automobile, and, indeed, for many jobs, automobile transportation is the only practical means of commuting to work. For this reason, we believe that access to an automobile is essential to job retention for a significant portion of the Lane County work force and that this influences the payment priority for many workers in the region with outstanding consumer credit.

     The following table shows population growth for Lane County since 1960:

               POPULATION OF LANE COUNTY, OREGON 1960 - 1990
               ---------------------------------------------
                                                 10-Year
                      Year       Population       Change
                      ----       ----------      --------
                      1960         162,890
                      1970         215,401        +32.2%
                      1980         275,226        +27.8%
                      1990         282,912         +2.8%

     The number of vehicles registered in Lane County has increased each year over the past ten years. The following table shows the number of vehicle licenses issued for vehicles in Lane County for each of the past ten years for which information is available:

                     NUMBER OF VEHICLE LICENSES ISSUED
                        FOR VEHICLES IN LANE COUNTY
                     ---------------------------------
                                          NUMBER OF
                        YEAR           VEHICLE LICENSES
                        ----           ----------------
                         1989               235,771
                         1990               237,045
                         1991               241,959
                         1992               243,817
                         1993               249,398
                         1994               254,689
                         1995               255,790
                         1996               263,066
                         1997               271,285
                         1998               276,031
                         1999               282,815


MARKETING
---------
     Credit Concepts relies primarily upon used automobile dealers in the Lane County, Oregon area to originate and acquire contracts for the Company. In connection with its ongoing purchase of contracts, the Company has entered into Master Dealer Agreements with forty-one automobile dealers that sell used automobiles to borrowers primarily in Lane County and to lesser extent dealers that sell used automobiles to borrowers located in the neighboring counties of Linn, Marion, Benton, Douglas and Polk. These dealers also sell contracts to certain of the Company's competitors.

     The Company has been able to purchase an adequate supply of contracts from dealers that sell to borrowers in Lane County and neighboring counties and expects to be able to continue to do so for the foreseeable future. During the twelve months ended July 31, 2000, we have purchased 21% in value of our vehicle contracts from AA Auto Sales, 16% in value from Larry Lassen Chevrolet, and 10% in value from Romania Enterprises. We expect purchases of contracts outside of Lane County will increase in the future as we pursue our goal of diversifying the geographic concentration of the portfolio by purchasing contracts from a larger number of dealers.

     Under the Master Dealer Agreements, a contract may be purchased with full or partial guarantees of the dealers. Before entering into a Master Dealer Agreement with a used automobile dealer, we investigate the ability of the dealer to perform on its guarantees and obligations to repurchase contracts in the event of default on the contracts by the underlying borrowers. Approximately 6.6% of the dollar value of contracts outstanding on July 31, 2000 were covered by full or partial guarantees by the used automobile dealers supplying contracts to the Company.

VEHICLE INSTALLMENT CONTRACTS
-----------------------------
     The majority of Credit Concepts' finance receivables consist of vehicle installment contracts purchased from used automobile dealers. The form of the installment contract is standardized, and one widely used within the automobile industry. The price that the Company pays for a contract anticipates that total payments under the contract will exceed the net cost of the vehicles, plus anticipated financing and other costs, and provide a return to the Company. Under terms of the contract, the borrower is obligated to maintain, insure and pay taxes on the vehicle for the term of the contract.

     Credit Concepts' personnel review the credit record of the underlying borrower for each contract that it purchases and, based upon that review, make the decision whether or not to purchase the contract. The Company purchases contracts individually after such a credit review and as a matter of policy does not purchase contracts in bulk. The Company considers a number of factors in determining the credit-worthiness of the underlying borrowers of the contracts it purchases. We generally limit contract purchases to those borrowers that work or reside within seventy miles of the Company's office. In this regard, a significant number of the borrowers under our contracts make their contract payments by personal visit to the Company's offices in Eugene, Oregon. Close proximity to dealers and borrowers allows employees to inspect vehicles before a contract is purchased and assists in repossession upon a default, should either be necessary or desirable. We do not buy contracts on vehicles owned by persons who are not both employed and have a permanent residence in and around Lane County or other locales we serve.

     Certain information for finance receivables as of July 31, 2000, and July 31, 1999, is shown below:

                                                     2000           1999
                                                  ----------     ----------
Number of Contracts                                    1,272          1,234
Net Finance Receivables Outstanding               $4,285,641     $4,002,910
Average Annual Percentage Rate (APR) of Interest       30.5%          30.9%
Average Contract Balance                              $3,630         $5,213
Average Term of Contract                           37 months      37 months
Average Age of Contract                            12 months      11 months
Average Payment per Month                               $200           $217

     The Company purchases contracts for a large variety of borrowers and vehicles. The largest, smallest and average contracts purchased during the six months ended January 31, 2000 were $18,995, $930 and $4,626, respectively. The largest, smallest and average contracts purchased during the six months ended July 31, 2000 were $16,895, $900 and $4,379 respectively. The longest term was 66 months and the shortest was 6 months for both periods.

CREDIT LOSS EXPERIENCE
----------------------
     Credit Concepts commenced business in October, 1997 and has sufficient operating experience to confirm the adequacy of its provisions for credit losses for contracts reflected on the Company's financial statements. As of July 31, 2000 and 1999, , the Company had established a provision for credit losses at a level that is consistent with industry standards for this type of lending.

     At July 31, 2000, total balances owing on finance receivables past due from 60 to 89 days was $114,686, or 2.5% of total finance receivables, and finance receivables past due 90 days and over was $102,560, or 2.2% of total finance receivables. At July 31, 1999, the total balance owing on finance receivables past due from 60 to 89 days was $87,601, or 2.0% of total finance receivables, and on finance receivables past due 90 days and over was $99,537, or 2.3% of total finance receivables.

     A contract receivable is considered past due if any portion of any installment is or remains 30 or more days delinquent. The Company stops accruing interest on a past due loan when the account is in litigation, the vehicle is repossessed, or at such earlier time as, in the judgment of management, full collection of the principal and interest becomes doubtful.

     Credit Concepts itself does not repossess collateral, but uses for this purpose the services of a licensed and bonded independent contractor that specializes in vehicle repossessions. After the vehicle is sold under the provisions of the collateral agreement, the Company pursues any deficiencies to a judgment against the borrower and seeks to collect by garnishment or other appropriate procedure.

     Certain statutory provisions, including federal and state bankruptcy and insolvency laws applicable to individuals, may limit or delay the ability of the Company to repossess and resell vehicles, or to enforce a deficiency judgment against a borrower. Oregon law prohibits the collection of a deficiency judgment following the repossession or voluntary surrender of a vehicle where the balance due on the contract or loan is less than $1,250, but does not limit the Company's right to collect the contract balance in situations where we do not obtain possession of the vehicle or to collect damages where the vehicle has been wrongfully damaged. It is the policy of the Company to aggressively pursue collection of any deficiencies from borrowers. In addition, the Company may determine that a deficiency judgment is not an appropriate or economically viable remedy against a particular borrower, or may settle at a significant discount any deficiency judgment that it does obtain.

     Although Credit Concepts may obtain a security interest in vehicles as collateral for the contracts it originates on purchases, Oregon state law provides for the priority over the Company's security interest of statutory liens for certain repairs made to or unpaid taxes assessed against a vehicle. In addition, federal laws permit the confiscation of a vehicle used in unlawful activities - drugs or prostitution, for example - that may serve as collateral for loans. Those laws may result in the loss of our priority security interest in confiscated property or in additional expenses in recovering confiscated property that serves as collateral for our loans. To date, none of the vehicles serving as collateral for the Company's loans has been confiscated.

     The Company's credit loss experience for the twelve months ended July 31, 2000 and the twelve months ended July 31, 1999 is as follows:

                             CREDIT LOSS EXPERIENCE
                             ----------------------
                                 Additions
                  Reserve at     to reserve        Charge         Reserve
Year              beginning      charged to     off net of        at end
Ending             of year       operations      recoveries       of year
-------------     ----------     ----------      ----------      ----------
July 31, 1999      $191,000      $336,558        $201,558         $326,000
                                 (5.9%)(1)       (2.4%)(2)        (7.6%)(3)
July 31, 2000      $326,000      $253,852        $208,852         $371,000
                                 (7.1%)(1)       (4.4%)(2)        (7.9%)(3)
-------------------------
(1)  Percentage of new receivables for the period.
(2)  Percentage of average receivables outstanding.
(3)  Percentage of receivables outstanding at end of period.


FINANCING OF CONTRACTS
----------------------
     Credit Concepts is continuously engaged in acquiring finance contracts from automobile dealers as vehicles are sold to qualified borrowers. To date the Company has relied primarily upon bank borrowings and the purchase of debt and equity by its founders and others for this purpose. However, the Company has begun to reach the limits of its presently available bank credit and, like certain of its competitors, is now seeking to finance a portion of its contracts through the public offer and sale of unsecured investment certificates. The Company intends to finance a portion of its loans in this manner for the indefinite future.

     In August of 2000, the Company received final approval for a new $5 million credit line with Summit Commercial of Morrisville, Pennsylvania.
Summit Commercial is a division of Summit Bank, headquartered in Princeton, New Jersey. The terms of the agreement are similar to the current bank credit line with Pacific Continental Bank. The Company's bank indebtedness is secured by all of its assets, including its finance receivable portfolio. The investment certificates are unsecured, but the proceeds from their sale will be used to purchase contracts that serve as collateral for bank indebtedness. For this reason, the unsecured debt represented by the certificates will be treated as equity for purposes of the ratios and capital minimums that must be maintained under the bank line-of-credit agreement. As a result, sale of certificates and the purchase of contracts with the proceeds will increase the assets of the Company available as collateral for its bank line-of-credit and is expected to allow the Company to increase the size of our bank line-of-credit should we desire to do so.

     Credit Concepts plans for its business to grow significantly in ensuing years through the purchase of contracts and the origination of loans. Virtually all of this increase in business is expected to be financed by a corresponding increase in the Company's indebtedness of all types, including bank indebtedness and the sale and issuance of investment certificates.

     In 1999, Credit Concepts amended its investment certificates to pay interest at a rate that is more competitive and to apply the proceeds to pay down the balance on its existing line of credit. Because the investment certificates are subordinated to bank indebtedness and thus not included as debt in the financial covenants of the bank loan agreements, this application of proceeds should strengthen the Company's borrowing ability.

COMPETITION
-----------
     Credit Concepts consumer credit business is highly competitive with other consumer credit businesses in and around Lane County, Oregon. Most of the Company's competitors are more established, larger and have greater resources than does the Company. In addition to companies that engage in the consumer credit business in and around Lane County, Oregon, many banks, financial institutions and other types of finance companies in the Company's market area originate and purchase used vehicle contracts and offer consumers debt investment instruments in competition with the Company. Competition is generally based upon the price paid for contracts, which determines the rate of return, and the interest rate on the investment instruments, as well as the credit-worthiness of the underlying borrowers. An increase in competition in the financing of vehicle contracts in our market area may decrease the return from such contracts to the Company.

GOVERNMENTAL REGULATION
-----------------------
     Credit Concepts is subject to significant governmental regulation at both the federal and state levels. Numerous federal and state consumer laws and related regulations impose substantial requirements upon lenders and services involved in consumer finance, and upon the origination and collection of consumer loans, including the Company's loans, and retail installment contracts. Some laws and regulations with which the Company must comply include, together with other similar federal and state laws:

            - The Truth-in-Lending Act
            - The Equal Credit Opportunity Act
            - The Federal Trade Commission Act
            - The Fair Credit Billing Act
            - The Fair Credit Reporting Act
            - The Fair Debt Collection Practices Act
            - The Magnuson-Moss Warranty Act
            - The Federal Reserve Board's Regulations B and Z
            - The Federal Consumer Credit Protection Act
            - The Oregon Unlawful Debt Collection Practices

     Oregon law also contains express statutory provisions regulating the form, content, terms and enforcement of retail installment contracts involving motor vehicles.

     A rule of the Federal Trade Commission and certain provisions of Oregon law have the effect of subjecting Credit Concepts to all claims and defenses which the borrower in the transaction could assert against the automobile dealer that sold the vehicle. In addition, in order to conduct its consumer loan business, the Company must continue to maintain its consumer finance license from the state of Oregon in good standing.

     The Company believes it currently holds all material licenses necessary to carry on its business as presently conducted in the state of Oregon. Any failure of the Company to maintain its licenses should not affect the quality of its then existing portfolio of contracts.

EMPLOYEES
---------
     Credit Concepts has a total of seven full-time employees, including its management, of which two are engaged in credit analysis and contract purchasing, two are engaged in contract collection, including vehicle repossession, and three are administrative and clerical. The Company also uses the services of an independent contractor in repossession efforts and another for bookkeeping services.

     The Company provides partial medical benefits to its employees. We have recently established an IRA program for our employees and will contribute matching funds, subject to certain limitations. We believe that our relations with our employees are satisfactory.

RISK FACTORS
------------
     LOW PRIORITY OF INVESTMENT CERTIFICATES MAY INTERFERE WITH THEIR REPAYMENT. Investment certificates are unsecured general obligations of the Company. There is no collateral or security interest securing repayment of the investment certificates, and repayment of the investment certificates is not guaranteed or insured by any governmental agency or other third party. As an unsecured general creditor of the Company, in the event of liquidation of the Company, you as a holder of investment certificates would share equally with other general creditors of the Company in the remaining unsecured assets of the Company, if any. However, investment certificates are subordinated to the Company' past and future bank indebtedness, and the bank indebtedness is secured by all of the Company' assets, including contracts receivable. These contracts receivable, which constitute the Company' principal asset, would first be applied to satisfy that bank indebtedness upon any liquidation of the Company before being available to general creditors such as you as a holder of the investment certificates. At July 31, 2000, the Company had $3,000,000 of secured bank borrowings outstanding and $1,314,848 of unsecured borrowings of all kinds.

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

     CREDIT CONCEPTS HAS A LIMITED OPERATING AND PROFIT HISTORY. For the 12 months ended July 31, 2000, Credit Concepts has generated revenues of $1,273,478 and $53,355 of net operating losses. At July 31, 2000, Credit Concepts had $94,357 in cash, $4,285,641 of net finance receivables, $4,379,296 of indebtedness of all types and a shareholders' equity of $131,092. There can be no assurance that Credit Concepts' operations will continue to generate sufficient revenues, earnings or cash flows to pay the principal and interest on the investment certificates when they become due.

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

     CREDIT CONCEPTS' PLANNED SUBSTANTIAL INCREASES IN CORPORATE INDEBTEDNESS AND RELATED DEBT-SERVICE OBLIGATIONS INCREASE THE RISK THAT THE INVESTMENT CERTIFICATES MAY NOT BE REPAID WHEN DUE. Credit Concepts plans significant growth in its business in ensuing years through the purchase of contracts and the origination of loans. Virtually all of this increase in business is expected to be financed by a corresponding increase in indebtedness of all types, including bank indebtedness that will be secured and prior in right of payment to the investment certificates, as well as unsecured debt that is on a parity with the investment certificates. Although this increase in business is expected to increase assets and revenues and generate earnings, it will concurrently increase the level of debt service required, and should Credit Concepts' anticipated operational success fail to materialize as planned, the increased burden of this debt service could adversely affect Credit Concepts' ability to timely pay interest and principal on the certificates when they become due.

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

     THE FINANCIAL VIABILITY OF AUTOMOBILE DEALERS GUARANTEEING CREDIT CONCEPTS' CONTRACTS RECEIVABLE IS UNCERTAIN. Although Credit Concepts investigates the viability of the used automobile dealers that sell contracts to Credit Concepts, there is a risk that one or more of such suppliers of contracts to Credit Concepts may not be able to perform its guarantee or obligation to repurchase contracts in the event of defaults on the contracts by the underlying borrowers. Any such default by a contract supplier could adversely affect Credit Concepts, perhaps materially so. At July 31, 2000 and 1999, $305,323 and $365,169, or approximately 6.6% and 8.0%, respectively, of the dollar value, of contracts then outstanding were covered by full or partial guarantees by the used automobile dealer suppliers of contracts to Credit Concepts.

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


ITEM 2.   DESCRIPTION OF PROPERTY.
----------------------------------
     Credit Concepts maintains an approximately 1,300 square foot leased office at 2149 Centennial Plaza, Suite 2, Eugene, Oregon pursuant to a three-year lease that expired on October 31, 2000. The current annual rental rate is $15,840. Payments under the lease are guaranteed by two of Credit Concepts' founders. The annual rental rate beginning November 1, 2000, will be $16,317 and will increase to $16,806 beginning November 1, 2001. The Company expects that its offices will be adequate for its purposes for the foreseeable future.


ITEM 3.   LEGAL PROCEEDINGS.
----------------------------
     Except for routine litigation by the Company to obtain deficiency judgments upon defaulted contracts in the ordinary course of its business, neither Credit Concepts nor any of its property is a party to any pending legal proceeding.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------
     No matter was submitted during the fourth quarter of the fiscal year ended July 31, 2000 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------------------------------------------------------------------
     Credit Concepts has not sold any of its common stock or other equity securities during the period covered by this report. During the twelve months ended July 31, 2000, the Company made distributions of $115,813 to stockholders. Dividends have not been declared in previous years.

     With respect to the registration under the Securities Act of 1933 of Credit Concepts' investment certificates that became effective May 5, 1999 (Registration No. 333-66853), the Company commenced offering the investment certificates directly and without an underwriter on May 5, 1999 and has continued to offer them in that manner since that date. As of July 31, 2000, the Company had sold eleven of the investment certificates and had incurred expenses of $91,809 in connection with the offering, no expenses were direct or indirect payments to directors or officers of Credit Concepts or their associates, to any of the Company's 10% or greater shareholders, or to any affiliates of Credit Concepts. In January of 2000, the Company amended the interest rates paid on its investment certificates from 9.00% to 11.50% to make them more competitive in the current market.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
--------------------------------------------------------------------
     For the twelve months ended July 31, 2000 Credit Concepts has generated $1,273,478 of revenues and $53,355 of net operating losses. At July 31, 2000, the Company had $94,357 in cash, $4,285,641 in net finance receivables (after deducting an allowance for credit losses of $371,000, discounts on loans purchased of $23,095, and adding capitalized loan origination costs of $24,349), $4,379,296 of indebtedness of all types and a shareholders' equity of $131,092.

     The Company expects to be able to sell all or a substantial portion of its $5,000,000 of investment certificates and to use the net proceeds to purchase vehicle contracts with reliable borrowers primarily within the Lane County, Oregon region. Because the investment certificates are subordinated to bank borrowings and the contracts purchased do not collateralize the investment certificates but may be used to collateralize future bank borrowings, the Company expects to be able to borrow at least an additional $8,500,000 from banks if all of the investment certificates are sold and used in this fashion. If the Company is able to properly manage the credit losses on the vehicle contracts it thus purchases, so that a significant portion of the spread between the 31% effective interest rate on the vehicle contracts and the 9% to 12% cost of funds is retained, it should be able to meet all of the debt service obligations of the bank indebtedness and investment certificates, including a reserve in the form of provision for credit losses, and generate in addition a meaningful profit.

UNCERTAINTY OF INTERNAL BUDGETS AND FORWARD-LOOKING INFORMATION
---------------------------------------------------------------
     The accompanying report contains forward-looking information in accordance with the best of management's knowledge and belief, there will be differences between the projected and actual results because events and circumstances frequently do not occur as expected, and those differences may be material and adverse. The Company's forward-looking information is based on a number of estimates and assumptions that, though considered reasonable by the Company's management, are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company or its management and upon assumptions with respect to future business decisions which are subject to change. Accordingly, there can be no assurance that the anticipated results will be realized, and actual results may vary from those projected. If actual results are lower than those anticipated, or if the assumptions used in making the projections are not realized, the Company's ability to achieve reasonable rates of revenues and earnings and to make timely payment of its investment certificates may be adversely affected.

RESULTS OF OPERATIONS FOR YEAR ENDED JULY 31, 2000
------------------------------------------------------------
     The Company's total finance receivables increased $282,731, or 7.1% during the twelve months ended July 31, 2000 from $4,002,910 to $4,285,641. Interest income was $1,241,014 with other miscellaneous income of $32,464 for a total of $1,273,478. Through the use of its consumer finance license, the Company's plans to increase revenues in the future at little additional expense through the generation of loan and other fees by originating loans directly with borrowers purchasing vehicles in addition to purchasing contracts from dealers.

     Financial results for the twelve months ended July 31, 2000 were negatively affected by employee misappropriation of customer payments. This incident is reflected in reduced interest income and a one-time charge of $40,000 to the provision for credit losses during the third quarter plus a charge to other operating expenses of $50,141 to account for the estimate of lost revenues. Operating results for the period were further impacted by an increase in interest expense due to additional bank borrowing, the expenditure of $25,000 for application costs associated with the new credit line and higher salaries costs resulting from added personnel. These charges had an overall effect of reducing income by $115,141, which resulted in a net operating loss for the fiscal year end of $53,355.

     Net charge offs for the twelve-months period were $208,852 or 4.7% of average finance receivables outstanding during the period. However, the allowance for credit losses of $371,000, representing 8.3% of average finance receivables, includes $253,852 added to the allowance and charged to operations for the period.

     Reflecting in part the $253,852 provision for credit losses charged to expense, which constituted 19.1% of the $1,326,833 of total expenses for the twelve-months period, the negative effect of employee misappropriation of customer payments and the resulting adjustments to the provision for credit losses and increased bank charges related to the new credit line, the Company reported a net loss for the period of $53,355. Interest expense of $483,499 constituted 36.4% of these total expenses, and salaries and benefits of $267,074 constituted 20.1%. The Company plans to reduce the impact of interest expense in future periods by borrowing through the sale of investment certificates at interest rates that are lower than those it is currently paying. Even though the Company experienced a net loss for the period of $53,355, net cash flows for the period were $12,453, with operating activities generating a positive cash flow of $202,673.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JULY 31, 1999
-------------------------------------------------------
     Credit Concepts generated $1,300,108 of revenues and $68,990 of net operating income during the twelve months ended July 31, 1999. At July 31, 1999 Credit Concepts had $81,904 in cash, $4,002,910 in net finance receivables (after deducting an allowance for credit losses of $326,000 and adding capitalized loan origination costs of $31,731), $3,907,046 of indebtedness of all types and a shareholders' equity of $300,260.

     The Company originated $2,886,555 of loans and contracts during the period, which accounted for approximately 72% of total finance receivables outstanding during the period. Contract and loan receivables declined by $144,469, or 3.5% from $4,363,631 to $4,002,910. Net income during the period was $68,990 reflecting a higher and more seasoned finance receivable base and added fees from direct lending activities. The allowance for credit losses was increased from $191,000 at July 31, 1998 to $326,000 at July 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     The finance nature of the Company's business results in its being capital intensive. To date, Credit Concepts has relied primarily on secured bank financing and shareholder loans to fund its purchase of contracts.

     From inception the Company borrowed an aggregate of $1,200,000 from its management and $472,500 from friends and family of management in private transactions. Most of these funds were borrowed pursuant to 12% promissory notes, and are payable upon demand. Certain of these borrowings have been repaid and an aggregate of $1,314,848 remained outstanding at July 31, 2000.

     On June 15, 1999 the Company renewed its loan agreement with Pacific Continental Bank that established a $3,000,000 line-of-credit secured by the Company's assets, including its contract and loan portfolio. Under the terms of the loan agreement, the Company could borrow an amount equal to 75% of eligible contract and loan accounts and was obligated, among other things, to maintain tangible net worth of not less than $300,000, a debt to tangible net worth ratio of less than 10 to 1, life insurance on each of the lives of Tom W. Palmer and Eugene C. Albert of $250,000, personal guarantees of the loan by Tom
W. Palmer and Eugene C. Albert and of $1,000,000 by Ted W. Palmer, and compliance with the terms and conditions of all other agreements to which it is a party. At July 31, 2000 Credit Concepts had outstanding secured bank indebtedness of $3,000,000 pursuant to this credit facility.

     In August of 2000, the Company received approval for a $5,000,000 credit line with Summit Commercial, a division of Summit Bank in Princeton, New Jersey. Under the terms of the loan agreement, the Company is required to maintain a tangible net worth, including all subordinate debt of $1,500,000 and the borrowing base was increased to 80% of eligible receivables.

     The finance agreement from Summit Bank also includes the following terms and conditions.

          (a) The Company will provide an audited financial statement within 90 days after the close of the fiscal year. Credit Concepts fiscal year ends July 31.

          (b) The Company will provide a reviewed financial statement within 45 days after the close of each fiscal quarter.

          (c) The Company will provide an internally generated financial statement within 30 days after the close of each calendar month.

          (d) The Company will complete an Availability and Compliance Certificate and a Schedule of Eligible Receivables within 15 days of the end of each calendar month.

          (e) The Company must maintain a tangible net worth of at least $1.5 million. Tangible net worth includes all subordinate debt, including investment certificates, and shareholder equity.

          (f) The senior debt to tangible net worth ratio should not be greater than 4.0 to 1.0 and will be tested on the last day of each month.

          (g) The Company will maintain a bad debt reserve, or provision for credit losses, of not less than the actual losses to average net receivables to the then most recent twelve-month period.

     As yet, Credit Concepts has not experienced difficulties in obtaining financing. Because the proceeds from the sale of investment certificates have been used to purchase contracts and originate loans that serve as collateral for bank borrowings, and because the investment certificates are subordinated to bank borrowings, the sale of investment certificates gives the Company the ability to borrow from commercial banks. If the Company is able to successfully sell investment certificates at interest rates that are lower than the rates charged by commercial banks, as the Company's competitors have been able to do over the years, we plan in the future to rely upon the sale of investment certificates over bank borrowings to fund our portfolio of contracts and loans.

ITEM 7.   FINANCIAL STATEMENTS.


                     --------------------------------------
                        INDEPENDENT AUDITOR'S REPORT AND

                              FINANCIAL STATEMENTS
                    ---------------------------------------

                             JULY 31, 2000 AND 1999

                                  CONTENTS
                                                                        PAGE
                                                                        ----
INDEPENDENT AUDITOR'S REPORT                                              1

FINANCIAL STATEMENTS

    Balance sheets                                                        2
    Statements of operations                                              3
    Statement of changes in stockholders' equity                          4
    Statements of cash flows                                              5
    Notes to financial statements                                         6

                               MOSS ADAMS LLP
                        CERTIFIED PUBLIC ACCOUNTANTS
                        ----------------------------
                     222 SW Columbia Street, Suite 400
                            Portland, OR  97201
                             Phone 503.242.1447
                              Fax 503.274.2789



                        INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Credit Concepts, Inc.


We have audited the accompanying balance sheets of Credit Concepts, Inc. as of July 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Credit Concepts, Inc. as of July 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



Portland, Oregon
September 21, 2000

                           CREDIT CONCEPTS, INC.
                               BALANCE SHEETS

                                     ASSETS
                                                           JULY 31,
                                              --------------------------------
                                                  2000                 1999
                                              ------------        ------------
ASSETS
Cash                                          $    94,357         $    81,904
                                              ------------        ------------
Finance receivables:
  Purchased loans                               3,886,937           3,807,582
  Direct loans                                    768,450             489,597
  Net deferred loan origination costs              24,349              31,731
  Allowance for credit losses                    (371,000)           (326,000)
  Discounts on loans purchased                    (23,095)                  -
                                              ------------        ------------
                                                4,285,641           4,002,910
                                              ------------        ------------

  Interest receivable                              75,802              67,300
  Equipment and leasehold improvements, net        30,455              29,079
  Other assets                                     24,133              26,113
                                              ------------        ------------
Total Assets                                  $ 4,510,388         $ 4,207,306
                                              ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Debt
   Bank line-of-credit                        $ 3,000,000         $ 2,695,509
   Subordinated notes payable to stockholders     821,848             938,908
   Investment certificates                        332,000                   -
   Notes payable                                  161,000             211,000
                                              ------------        ------------
                                                4,314,848           3,845,417

Interest payable                                   35,545              46,829
Accounts payable and accrued expenses              28,903              14,800
                                              ------------        ------------
Total Liabilities                               4,379,296           3,907,046
                                              ============        ============

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY
Common stock, no par value, 1,000 shares
    authorized, 300 issued and outstanding        150,000             150,000
  Stock subscription receivable                   (60,000)            (60,000)
  Additional paid-in-capital                       91,029             206,842
  Retained earnings                               (49,937)              3,418
                                              ------------        ------------
Total Stockholders' equity                        131,092             300,260
                                              ------------        ------------
Total liabilities and Stockholders' equity    $ 4,510,388         $ 4,207,306
                                              ============        ============


 The accompanying notes are an integral part of these financial statements.

                           CREDIT CONCEPTS, INC.
                          STATEMENTS OF OPERATIONS

                                                           JULY 31,
                                              --------------------------------
                                                  2000                 1999
                                              ------------        ------------
REVENUES
  Interest on finance receivables             $ 1,241,014         $ 1,272,452
  Other income                                     32,464              27,656
                                              ------------        ------------
         Total revenues                         1,273,478           1,300,108
                                              ------------        ------------
EXPENSES
  Interest                                        483,499             485,969
  Provision for credit losses                     253,852             336,558
  Salaries and benefits                           267,074             200,629
  Other operating expenses                        322,408             207,962
                                              ------------        ------------
         Total expenses                         1,326,833           1,231,118
                                              ------------        ------------
NET INCOME (LOSS)                             $   (53,355)        $    68,990
                                              ============        ============


                          See accompanying notes.

                                              CREDIT CONCEPTS, INC.
                                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 Stock                         Retained   Stockholders'
                                   Common     Subscription     Additional      Earnings       Equity
                                   Stock       Receivable   Paid-in Capital   (deficit)       Total
                                -----------  -------------   --------------  ------------  -----------
BALANCE, July 31, 1998           $150,000     $ (120,000)     $  206,842      $ (65,572)   $  171,270
  Payments received                     -         60,000               -              -        60,000
  Net income                            -              -               -         68,990        68,990
                                 ----------   -----------     -----------     ----------   -----------

BALANCE, July 31, 1999            150,000        (60,000)        206,842          3,418       300,260
  Distribution of Contributed
    Capital                             -              -        (115,813)             -      (115,813)
  Net loss                              -              -               -        (53,355)      (53,355)
                                 ----------   -----------     -----------     ----------   -----------

BALANCE, July 31, 2000           $150,000     $  (60,000)     $   91,029      $ (49,937)   $  131,092
                                 =========    ===========     ===========     ==========   ===========

                                             See accompanying notes.

                           CREDIT CONCEPTS, INC.
                          STATEMENTS OF CASH FLOWS

                                                           JULY 31,
                                              --------------------------------
                                                  2000                 1999
                                              ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                           $   (53,355)        $    68,990
  Adjustments to reconcile net income
        (loss) to net cash from
        operating activities:
    Provision for credit losses                   253,852             336,558
    Depreciation and amortization                   5,879               9,810
    Changes in assets and liabilities:
      Interest receivable                          (8,502)             (2,800)
      Other assets                                  1,980              15,020
      Accounts payable and accrued expenses         2,819              17,640
                                              ------------        ------------
      Net cash from operating activities          202,673             445,218
                                              ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Loans and contracts originated or
        purchased                              (3,599,792)         (2,886,555)
  Loans and contracts repaid                    2,906,198           2,410,531
  Additions to equipment and leasehold
        improvements                               (7,255)             (5,204)
  Discounts on loans purchased                     23,095                   -
  Net deferred loan origination costs               7,382               9,952
  Recoveries of finance receivables
        previously charged off                    126,534             302,449
  Disposition of equipment and leasehold
        improvements                                    -                   -
  Increase in cash surrender value of
        life insurance                                  -                   -
                                              ------------        ------------
      Net cash from investing activities         (543,838)           (168,827)
                                              ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debt                              636,346             507,545
  Proceeds from issuance of investment
        certificates                              332,000                   -
  Repayment of debt                              (498,915)           (817,035)
  Redemption of investment certificates                 -                   -
  Members' contributions                                -                   -
  Stockholder distributions                      (115,813)                  -
  Stock subscription proceeds                           -              60,000
                                              ------------        ------------
      Net cash from financing activities          353,618            (249,490)
                                              ------------        ------------
NET INCREASE IN CASH                               12,453              26,901
CASH, beginning of year                            81,904              55,003
                                              ------------        ------------
CASH, end of year                             $    94,357         $    81,904
                                              ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
  Cash paid during the year for interest      $   470,400         $  451,574
                                              ============        ============

                          See accompanying notes.

                           CREDIT CONCEPTS, INC.
                       NOTES TO FINANCIAL STATEMENTS


NOTE 1    -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
               POLICIES

ORGANIZATION - Credit Concepts, Inc. (the Company) purchases retail installment contracts from automobile dealers in connection with the financing of used automobiles and makes loans directly to consumers. The Company was founded in August 1997, and conducts all business from its headquarters in Eugene, Oregon.

CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates and assumptions.

FINANCE RECEIVABLES, NET OF ALLOWANCE FOR CREDIT LOSSES AND UNEARNED INCOME - Finance receivables are stated at the amount of unpaid principal reduced by an allowance for credit losses and unearned income. Interest on finance receivables is calculated by using the simple-interest method on daily balances of the principal amount outstanding. The allowance for credit losses is established through a provision for credit losses charged to expenses. Finance receivables are charged against the allowance for credit losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing finance receivables that may become uncollectible, based on evaluations of the collectibility of finance receivables and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, review of specific problem credits, and current economic conditions that may affect the borrower's ability to pay.

Impaired loans are carried at the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's market price, or the fair value of the collateral if the loan is collateral dependent. Accrual of interest is discontinued on impaired loans when management believes, after considering economic and business conditions, collection efforts, and collateral position, that the borrower's financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

Loan origination fees, certain direct origination costs, and loan discounts are capitalized and recognized as an adjustment of the yield of the related loan.

                           CREDIT CONCEPTS, INC.
                       NOTES TO FINANCIAL STATEMENTS


NOTE 1    -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               POLICIES - (continued)

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Equipment and leasehold improvements are stated at cost. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the related assets. Maintenance and repairs are charged to expense as incurred; expenditures for additions, improvements and replacements are capitalized. Upon disposal or retirement of assets, accounts are relieved of the related costs and accumulated depreciation and resulting gains or losses are recognized in operations.

RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current year presentation.

INCOME TAXES - As an S Corporation, the income tax liability arising from the taxable earnings of the Company is the responsibility of the stockholders. The Company reports its income for tax purposes on a calendar year basis. Differences exist between the financial statement and tax basis of certain assets and liabilities, including differences related to the allowance for loan losses and the loan portfolio fair value.

The Company periodically makes distributions in an amount sufficient to cover the income tax consequences of its stockholders.


NOTE 2    -    FINANCE RECEIVABLES

Summary information regarding finance receivables is as follows:

                                                   2000           1999
                                                 --------       --------
Number of contracts                               $1,272        $1,234
Average annual percentage rate (APR)
  of interest                                       30.5%         30.9%
Average contract balance                          $3,630        $5,213
Average term of contract                         154 wks.      160 wks.
Average age of contract                           55 wks.       48 wks.
Average payment per week                             $50           $50
Ratio of cash collections to average
  period-end balances                                 65%           56%

                           CREDIT CONCEPTS, INC.
                       NOTES TO FINANCIAL STATEMENTS


NOTE 2    -    FINANCE RECEIVABLES - (continued)

The terms of contracts are generally from one to five years. The Company anticipates that a majority of contracts will be paid or renewed prior to contractual maturity dates. Cash collections of finance receivables for the years ended July 31, 2000 and 1999, were $2,906,198 and $2,410,531, respectively.

Change in the allowance for credit losses is as follows:

BALANCE, July 31, 1998                                $   191,000
    Provision charged to expense                          336,558
    Accounts charged-off                                 (504,007)
    Recoveries                                            302,449
                                                      ------------
BALANCE, July 31, 1999                                    326,000
    Provision charged to expense                          253,852
    Accounts charged-off                                 (335,386)
    Recoveries                                            126,534
                                                      ------------
BALANCE, July 31, 2000                                $   371,000
                                                      ============

Impaired loans and loans on nonaccrual status were immaterial at July 31, 2000 and 1999, and for the years then ended.


NOTE 3    -    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

                                                      2000             1999
                                                   ----------       ----------
Computer equipment                                 $ 31,386         $ 25,945
Office furniture and equipment                       16,631           14,817
Leasehold improvements                                2,142            2,142
                                                   ----------       ----------
                                                     50,159           42,904
Less accumulated depreciation and amortization      (19,704)         (13,825)
                                                   ----------       ----------
                                                   $ 30,455         $ 29,079
                                                   ==========       =========

                           CREDIT CONCEPTS, INC.
                       NOTES TO FINANCIAL STATEMENTS


NOTE 4    -    DEBT

Following is a summary of all debt held by the Company:

                                                      2000            1999
                                                 -------------    ------------
Bank line-of-credit bearing interest at
  the Bank's prime rate plus 2% (11.5% and
  10.00% at July 31, 2000 and 1999,
  respectively) due December 15, 2000,
  guaranteed by the Company stockholders
  and collateralized by finance receivables        $3,000,000     $ 2,695,509

Uncollateralized notes payable to various
  individuals, bearing interest from 10%
  to 12%, with no stated maturity                     161,000         211,000

Uncollateralized subordinated notes payable
  to stockholders, bearing interest at 11%
  to 12%, with no stated maturity                     821,848         938,908

Uncollateralized investment certificates,
  bearing interest at rates ranging from
  9.00% to 11.50%, due on demand with stated
  maturities ranging from May 2002 to
  August 2004                                         332,000               -
                                                   ------------   -----------
                                                   $4,314,848     $ 3,845,417
                                                   ============   ===========

The scheduled maturities of debt are as follows:

2001                                   $ 3,000,000
2002                                        32,000
2003                                             -
2004                                       300,000
2005                                             -
No Stated Maturity                         982,848
                                       ------------
                                       $  4,314,84
                                       ============

                                    F-9

                           CREDIT CONCEPTS, INC.
                       NOTES TO FINANCIAL STATEMENTS


NOTE 5    -    COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company leases its office space in Eugene, Oregon under an operating lease expiring on October 31, 2000. Future rental payments under this non-cancelable operating lease are $3,960. A verbal agreement is in place for a renewal of this lease through October 31, 2002. The written agreement is expected to be finalized before October 31, 2000.

LITIGATION - The Company is periodically involved in litigation in the ordinary course of operations to pursue collection of past due loans. Such activities are not expected to adversely impact the Company's financial position or results of operations.


NOTE 6    -    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS - For cash, the carrying amount is the estimated fair value.

FINANCE RECEIVABLES - There are generally no quoted market prices available for finance receivables. The net fair value of such receivables is estimated to approximate the net carrying value based upon an analysis of prevailing interest rates as of July 31, 2000 and 1999.

DEBT - The fair value of debt that is due on demand or has no stated maturity period, such as the Bank line-of-credit, subordinated notes payable to stockholders and other notes payable, is equal to the amount payable on demand. The fair value of investment certificates is estimated using the rates currently offered for investment certificates of similar maturities. The carrying value of investment certificates is $332,000, the estimated fair value is $324,000 at July 31, 2000.


NOTE 7    -    CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist of cash and finance receivables. The Company's cash balances are with reputable banks and may periodically exceed insured limits. The Company's finance receivables are primarily collateralized by used automobiles with

                           CREDIT CONCEPTS, INC.
                       NOTES TO FINANCIAL STATEMENTS


NOTE 7    -    CONCENTRATION OF CREDIT RISK - (continued)

customers in the Eugene/Springfield area of Oregon. The Company generally has the right to repossess the underlying collateral in the event of default by the borrower, and when possible, also obtains dealer guarantees.


NOTE 8    -    SUBSEQUENT EVENTS

In August 2000, the Company opened a new $5,000,000 line-of-credit with Summit Bank. The proceeds from this new line were used to pay off the existing line-of-credit. The terms of this new agreement are substantially similar to the existing line-of-credit, bearing interest at prime plus 1.50% (11.0% at July
31, 2000), due in August 2003. The line-of-credit is guaranteed by the Company stockholders and collateralized by finance receivables and equipment.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
-------------------------------------------------------------------------
     Effective on September 1, 1999, Yergen and Meyer, LLP merged its practice with Moss Adams LLP and, accordingly, the independent certified public accountant for this filing for Credit Concepts, Inc. is Moss Adams LLP. Yergen and Meyer, LLP audited the Company's financial statements as of July 31, 1998 and for the periods from inception on October 27, 1997 to July 31, 1998, and rendered its unqualified opinion thereon. There have not been any disagreements between the Company and Yergen and Meyer, LLP or Moss Adams LLP.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
-----------------------------------------------------------------------

     The Officers and Directors of Credit Concepts are as follows:


     NAME                     POSITION
     ----                     --------
     Tom W. Palmer            President, Chief Executive Officer, and Director
     Eugene C. Albert         Vice-President, Chief Financial Officer,
                                   Secretary and Director
     Jason G. Moon            General Manager of Operations
     Ted W. Palmer            Director

     Tom W. Palmer is the son of Ted W. Palmer.

     The career experience of the Credit Concepts' key personnel is as follows:

     TOM W. PALMER, 44, President, Chief Executive Officer, and Director.  Tom
W. Palmer has been the Company's President and Chief Executive Officer since it was founded in August, 1997. Mr. Palmer's duties with Credit Concepts include developing and maintaining banking and investor relations, managing the purchasing of contracts for Credit Concepts' loan portfolio, financial management, business development and the development and implementation of Credit Concepts investment certificate financing program. For in excess of five years prior to that time he was president and a director of RDS Inc. d.b.a. Mobile Advantage of Eugene, Oregon, which designs and manufactures custom food delivery vehicles, primarily for retail food outlets.

     EUGENE C. ALBERT, 42, Vice-President, Chief Financial Officer, Secretary and Director. Mr. Albert has acted as Credit Concepts' Vice-President, Chief Financial Officer and Secretary since its inception in August 1997. His duties include coordination of capital funding of the Company, evaluating and managing credit losses, and the supervision of financing and credit operations. For in excess of five years prior to his employment by Credit Concepts, Mr. Albert served as secretary-treasurer and a director of Mansell Development. Inc., a real estate development company in Eugene, Oregon, for which he was responsible for arranging development and long-term financing.

     JASON G. MOON, 30, General Manager of Operations. Jason G. Moon has worked in the consumer finance industry since 1993. Prior to entering consumer finance, Mr. Moon gained automotive experience in sales and finance while
employed at a Eugene Chevrolet dealership.   Mr. Moon then joined United
Finance Company to work in the legal department and was soon promoted to collection manager of the Eugene office. From there, Mr. Moon was promoted to manager of the fourth largest office of twenty-two locations. During his three years there, he maintained a 3.5% delinquency rate on all accounts and a return on investment of 13.5% each year. Mr. Moon manages the training, collections, lending, and compliance activities of the Company.

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


ITEM 10.  EXECUTIVE COMPENSATION.
---------------------------------
     The cash and other direct remuneration of members of management of Credit Concepts for the fiscal year ended July 31, 2000 is as follows:

                   DIRECT COMPENSATION TO MANAGEMENT FOR 2000
                   ------------------------------------------
          Name                                    Salary       Other
          ----                                   --------     -------
Officers, Directors and Management
as a Group(1)                                     $194,100     $4,848
--------------------
(1)  Consists of Tom W. Palmer, Eugene C. Albert, F. Scott Graham, Jason G.
     Moon and Ted W. Palmer


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------
     The following table sets forth information concerning the shares of Credit Concepts' common stock presently owned of record and beneficially by each person known to the Company to own of record or beneficially 5% or more of the Company's common stock; each officer or director of the Company who owns of record or beneficially any common stock; and stock holdings of all officers and directors of the Company as a group.

                                            BENEFICIAL OWNERSHIP
                                  ----------------------------------------
Owner's                                                     Percent after
Name & Address                    Shares       Percent      this Offering
--------------                    ------       -------      -------------
Tom W. Palmer                      100          33.3%           33.3%
2274 Marie Lane
Eugene, OR 97408

Eugene C. Albert                   100          33.3%           33.3%
2358 Birch Lane
Eugene, OR 97403

Ted W. Palmer Trust                100          33.3%           33.3%
Almost Idaho Ranch
Shearer Lake on Bench Road
Newport, WA 99156

(All Officers and
Directors as a Group)              300          100.0%          100.0%


     Tom W. Palmer, Eugene C. Albert and Ted W. Palmer may be deemed to be promoters and parents of Credit Concepts within the meaning of the Securities Act of 1933 and state securities laws.

     Tom W. Palmer, Eugene C. Albert and Ted W. Palmer, through the Ted W. Palmer Trust, have entered into an agreement granting each other a right to purchase their respective shares in Credit Concepts from each other and an option first for the Company to purchase, and then for each other to purchase, the shares of any of them that may become deceased, disabled or divorced. This arrangement is intended to foster stability within the Company by inhibiting a change in control of the Company upon the death, disability or divorce of any of the founding shareholders.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------
     In connection with the founding of Credit Concepts in August 1997, Tom W. Palmer, Eugene C. Albert and Ted W. Palmer were issued equal amounts of the equity interests of Credit Concepts, L.L.C., and on January 20, 1998 the assets of that limited liability company were transferred to Credit Concepts, Inc. On January 20, 1998, each of those persons purchased 100 shares of capital stock of that corporation for $50,000. Each of such persons paid $10,000 of such amount in cash and $40,000 of such amount by giving a $40,000 promissory note to Credit Concepts. During 1999, $60,000 was received to pay down the stock subscription receivable.

     By 12% unsecured demand loans, Eugene C. Albert, the Vice-President, Secretary and a Director of the Company, loaned an aggregate of $78,000 to the Company between October 1997 and March 1998. By similar loans, Kimberly M. Coleman, the General Manager of the Company, and her husband loaned an aggregate of $67,500 to the Company between January and April 1998, which has been paid back in full. By similar loans, Tom W. Palmer, the President and a Director of Credit Concepts, and his wife loaned an aggregate of $173,000 to the Company between November 1997 and June 1998. By similar loans, Ted W. Palmer, a Director of Credit Concepts, loaned an aggregate of $600,000 to the Company between October 1997 and June 1998. These unsecured loans are on parity with the Company's investment certificates.

     In addition, Tom W. Palmer and Eugene C. Albert have each guaranteed an aggregate of $5,000,000 under the Company's new secured bank line-of-credit. If Mr. Palmer and Mr. Albert should be required to pay bank indebtedness under the guarantees, they would succeed to the banks' secured rights with respect to the indebtedness, including rights to collateral.

     In July 1998, the Company entered into an unsecured loan with Tom W. Palmer, Eugene C. Albert and Ted W. Palmer for $450,000. This loan accrues interest at the rate of 11% per year and became due in full on August 1, 2000. As of July 31, 2000, the balance of this loan was $192,535. The stockholder creditors have agreed to extend the loan under the same terms for a period of no less than two years until August 1, 2002.

     Credit Concepts' founders, Tom W. Palmer, Eugene C. Albert and Ted W. Palmer, have agreed not to demand payment of the notes they hold until on or after December 31, 2002.

     Tom W. Palmer and Eugene Albert have personally guaranteed the payments under the three-year lease of the Company's principal offices, which expires October 31, 2000. The current annual rental rate under the lease is $15,840. The Company has a verbal agreement with the landlord, which extends the lease until October 31, 2002. The annual rental rate beginning November 1, 2000 will be $16,317 and will increase to $16,806 beginning November 1, 2001.

     In the future, all material transactions and loans between the Company and affiliated persons, including its owners and directors Tom W. Palmer, Eugene C. Albert and Ted W. Palmer, will be entered into on terms that are no less favorable to the Company than those that can be obtained from unaffiliated third parties. Further, all future transactions and loans, and any forgiveness of loans, with affiliated persons will be approved by a majority of the Company's then independent directors who do not have an interest in the transactions and who have had access, at the Company's expense, to the Company or independent legal counsel.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.
---------------------------------------------

Exhibit
   No.     Description
--------   -----------
3(a)       Articles of Incorporation**
3(b)       By-Laws**
4(a)       Specimen Short-Term Investment Certificate**
4(b)       Specimen Long-Term Investment Certificate**
10(a)      Form of Master Dealer Agreement with automobile dealers, including
           Amendment to Master Dealer Agreement**
10(b)      Form of Contract purchased from automobile dealers**
10(c)      Bill of Sale and Assumption of Liabilities dated January 20, 1998 with Albert Credit, LLC**
10(d)      Loan Agreement dated April 6, 1998 with Pacific Continental Bank, and Amendment to Loan Agreement dated November 4, 1998**
10(e)      Promissory Note in favor of Pacific Continental Bank dated April 6
           1998**
10(f)      Commercial Guaranty by Thomas W. Palmer dated April 6, 1998**
10(g)      Commercial Guaranty by Eugene C. Albert dated April 6, 1998**
10(h)      Commercial Guaranty by Ted W. Palmer dated April 6, 1998**
10(i)      Commercial Security Agreement dated April 6, 1998 with Pacific
           Continental Bank**
10(j)      Commercial Security Agreement dated April 6, 1998 with Pacific
           Continental Bank, including as collateral Thomas W. Palmer's life insurance policy**
10(k)      Commercial Security Agreement dated April 6, 1998 with Pacific
           Continental Bank, including as collateral Eugene C. Albert's life insurance policy**
10(l)      Agreement to Provide Insurance dated April 6, 1998 with Pacific
           Continental Bank  **
10(m)      Assignment of Life Insurance Policy as Collateral dated March 10,
           1998 with Pacific Continental Bank for Thomas W. Palmer's life insurance policy**
10(n)      Assignment of Life Insurance Policy as Collateral dated March 10,
           1998 with Pacific Continental Bank for Eugene C. Albert's life insurance policy**
10(o)      Employment Agreement dated September 24, 1997 with Kimberly M.
           Coleman**
10(p)      Buy-Sell Agreement dated January 20, 1998 between Ted W. Palmer,
           Thomas W. Palmer and Eugene C. Albert**
10(q)      Lease Agreement dated October 14, 1997 with Keypac Leasing, including Limited Guaranty**
10(r)      Form of Promissory Note evidencing loans from private investors**
10(s)      Master Dealer Agreement dated October 23, 1997 with Hutchins
           Imported Motors, Inc. (now known as "Lithia Toyota of
           Springfield")**
10(t)      Master Dealer Agreement dated November 11, 1997 with Hutchins
           Eugene Nissan, Inc. (now known as "Lithia Nissan of Eugene")**
10(u)      Master Dealer Agreement dated February 4, 1998 with JKL Automotive,
           Inc. d/b/a Kieffer's Eugene Mazda**
10(v)      Master Dealer Agreement dated November 28, 1997 with Kendall Ford
           Inc.**
10(w)      Master Dealer Agreement dated December 15, 1997 with Guaranty Chev
           Pont Olds Co. Inc.**
10(x)      Forbearance Agreement dated March 23, 1999 by Thomas W. Palmer**
10(y)      Forbearance Agreement dated March 24, 1999 by Eugene C. Albert**
10(z)      Forbearance Agreement dated March 24, 1999 by Ted W. Palmer**
10(aa)     Finance Agreement dated August 2000 with Summit Bank***
10(bb)     Revolving Credit Agreement in favor of Summit Bank dated
           August 2000***
10(cc)     Personal Guaranty by Tom W. Palmer dated August 2000***
10(dd)     Personal Guaranty by Eugene C. Albert dated August 2000***
10(ee)     Master Dealer Agreement with AA Auto Sales Inc. dated
           September 25, 1998***
10(ff)     Master Dealer Agreement with Joe Romania Chevrolet, Inc. dated
           December 22, 1997***
10(gg)     Master Dealer Agreement with Larry Lassen Chevrolet-Toyota, Inc.
           dated July 28, 1999***
23.1       Consent of Moss Adams LLP***
24(a)      Power of Attorney (see signature page of Registration Statement)*
27         Financial Data Schedule***
--------------------------------------
*    Incorporated by reference to registrant's Registration Statement on Form
     SB-2 dated November 5, 1998 and filed with the Securities and Exchange
     Commission on November 5, 1998.

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


                                             CREDIT CONCEPTS, INC. (Registrant)



                                             By:  /s/ Tom W. Palmer
                                                  -----------------------------
                                                  Tom W. Palmer, President


                                             Date:    11/15/00
                                                  -----------------------------



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Tom W. Palmer       President, Chief Executive         11/15/00
-----------------         Officer and Director       -------------------
Tom W. Palmer                   (Title)                     (Date)



                             Vice-President,
/s/ Eugene C. Albert     Chief Financial Officer,          11/15/00
--------------------      Secretary and Director     -------------------
Eugene C. Albert                 (Title)                    (Date)



/s/ Ted W. Palmer                Director                  11/15/00
-----------------                                    -------------------
Ted W. Palmer                    (Title)                    (Date)