Form 10QSB
period 2000-10-31
CREDIT CONCEPTS INC
filed 2000-12-15
CIK 1068667

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB
(Mark one)

       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended October 31, 2000

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 2000, 300 shares of common stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No  [X]

                                  INDEX


PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements.

              Balance Sheets at October 31, 2000 (unaudited) and July 31, 2000

              Statements of Income for the Three Months Ended October 31, 2000 and 1999 (unaudited)

              Statements of Cash Flows for the Three Months Ended October 31, 2000 and 1999 (unaudited)

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

   Item 3.    Defaults Upon Senior Securities

   Item 4.    Submission of Matters to a Vote of Security Holders

   Item 5.    Other Information

   Item 6.    Exhibits and Reports on Form 8-K

                             CREDIT CONCEPTS, INC.
                                 BALANCE SHEETS
                                   ASSETS
                                                     October 31    July 31
                                                        2000         2000
                                                   ------------   -----------
                                                    (Unaudited)
ASSETS
  Cash                                             $    79,350    $   94,357
                                                   ------------   -----------
  Finance receivables:
     Purchased loans                                 3,948,755     3,886,937
     Direct loans                                      869,774       768,450
     Net deferred loan organization costs               18,492        24,349
     Allowance for credit losses                      (370,174)     (371,000)
     Discounts on loans purchased                      (32,294)      (23,095)
                                                   ------------   -----------
                                                     4,434,553     4,285,641

  Interest receivable                                   88,748        75,802
  Equipment and leasehold improvements, net             31,913        30,455
  Other assets                                          32,941        24,133
                                                   ------------   -----------
       Total assets                                 $4,667,505    $4,510,388
                                                   ============   ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Debt:
     Bank line of credit                            $3,051,952    $3,000,000
     Subordinated notes payable to stockholders        786,745       821,848
     Investment certificates                           432,000       332,000
     Notes payable                                     161,000       161,000
                                                   ------------   -----------
       Total debt                                    4,431,697     4,314,848

  Interest payable                                      56,438        35,545
  Accounts payable and accrued expenses                 24,062        28,903
                                                   ------------   -----------
       Total liabilities                             4,512,197     4,379,296
                                                   ------------   -----------
STOCKHOLDERS' EQUITY
  Common stock, no par value, 1,000 shares
     authorized, 300 issued and outstanding            150,000       150,000
  Stock subscription receivable                        (60,000)      (60,000)
  Additional paid-in-capital                            58,903        91,029
  Retained earnings (deficit)                            6,405       (49,937)
                                                   ------------   -----------
       Total stockholders' equity                      155,308       131,092
                                                   ------------   -----------
       Total liabilities and stockholders' equity   $4,667,505    $4,510,388
                                                   ============   ===========

See accountant's review report and accompanying note.

                             CREDIT CONCEPTS, INC.
                              STATEMENTS OF INCOME

                                                      Three Months
                                                     Ended October 31
                                                       (Unaudited)
                                                --------------------------
                                                   2000            1999
                                                ----------      ----------
REVENUES
  Interest on contracts                         $ 369,330       $ 310,751
  Other income                                     15,864           6,707
                                                ---------       ---------
     Total revenues                               385,194         317,458
                                                ---------       ---------
EXPENSES
  Interest                                        148,415         118,107
  Salaries and benefits                            75,684          60,686
  Provision for credit losses                      50,400          49,127
  Other operating expenses                         54,353          61,525
                                                ---------       ---------
     Total expenses                               328,852         289,445
                                                ---------       ---------
NET INCOME                                      $  56,342       $  28,013
                                                =========       =========

See accountant's review report and accompanying note.


                                            CREDIT CONCEPTS, INC.
                                      STATEMENT OF STOCKHOLDERS' EQUITY
                                               OCTOBER 31, 2000

                                                 Stock         Additional
                                 Common       Subscription      Paid-in        Retained
                                 Stock         Receivable       Capital        Earnings        Total
                               ---------     -------------    ------------     ---------     ----------
BALANCE, July 31, 1998          $150,000      $(120,000)         $206,842      $(65,572)     $171,270
Payments received                      -         60,000                -              -        60,000
Net income                             -              -                -         68,990        68,990
                                ---------      ---------        ---------      ---------     ---------

BALANCE, July 31, 1999           150,000        (60,000)         206,842          3,418       300,260
Distribution of Contributed
   Capital                             -              -         (115,813)             -      (115,813)
Net income (loss)                      -              -                -        (53,355)      (53,355)
                                ---------      ---------        ---------      ---------     ---------

BALANCE, July 31, 2000           150,000        (60,000)          91,029        (49,937)      131,092
Distribution of Contributed
   Capital                             -              -          (32,126)             -       (32,126)
Net income                             -              -                -         56,342         6,342
                                ---------      ---------        ---------      ---------     ---------
BALANCE, October 31, 2000       $150,000       $(60,000)        $ 58,903       $  6,405      $155,308
                                =========      =========        =========      =========     =========

See accountant's review report and accompanying note.

                           CREDIT CONCEPTS, INC.
                          STATEMENTS OF CASH FLOWS

                                                           Three Months
                                                         Ended October 31
                                                           (Unaudited)
                                                   --------------------------
                                                        2000         1999
                                                   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Net income                                       $    56,342   $   28,013
  Adjustments to reconcile net income to net cash
   from operating activities:
     Provision for credit losses                        50,400       49,127
     Depreciation                                        2,200        8,183
     Changes in assets and liabilities:
          Interest receivable                          (12,946)      (3,823)
          Other assets                                  (8,808)         518
          Interest payable                              20,893            -
          Accounts payable and accrued expenses         (4,841)       3,641
          Deferred income                                             2,000
                                                   ------------  ------------
            Net cash from operating activities         103,240       87,659
                                                   ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Loans and contracts originated or purchased       (1,069,333)    (602,837)
  Loans and contracts repaid                           889,241      560,180
  Additions to equipment                                (3,658)      (4,125)
  Recoveries on finance receivables
     previously charged off                            (19,220)      68,837
                                                   ------------  ------------
            Net cash from investing activities        (202,970)      22,055
                                                   ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Net borrowings on line of credit                      51,952      (47,555)
  Proceeds from notes payable to stockholders           12,000            -
  Repayment of notes payable to stockholders           (47,103)     (89,104)
  Proceeds from issuance of investment certificates    100,000       35,000
  Stockholder distributions                            (32,126)           -
                                                   ------------  ------------
            Net cash from financing activities          84,723     (101,659)
                                                   ------------  ------------
NET INCREASE (DECREASE) IN CASH                        (15,007)       8,055

CASH, beginning of period                               94,357       81,904
                                                   ------------  ------------
CASH, end of period                                $    79,350   $   89,959
                                                   ============  ============

See accountant's review report and accompanying note.

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

Certain reclassifications have been made to prior period financial statements to conform with current period presentation. Such reclassifications had no effect on previously reported stockholders equity or results of operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

       For the three months ended October 31, 2000, Credit Concepts has generated $385,194 of revenues and $56,342 of net operating profit. At October 31, 2000 Credit Concepts had approximately $79,350 in cash, $4,434,553 in net finance receivables (after deducting an allowance for credit losses of $370,174 and unearned discounts on contracts of $32,294 and adding capitalized loan origination costs of $18,492), approximately $4,431,697 of indebtedness of all types and a shareholders' equity of approximately $155,308.


PLAN OF OPERATION.
------------------
       Credit Concepts expects to be able to sell all or a substantial portion of the $5,000,000 of investment certificates within the ensuing twelve months and to use the net proceeds to purchase vehicle contracts with reliable borrowers within the Lane County, Oregon region. Because the investment certificates are subordinated to bank borrowings and the contracts purchased do not collateralize the investment certificates but may be used to collateralize future bank borrowings, Credit Concepts expects to be able to borrow at least an additional $8,500,000 from banks if all of the investment certificates are sold and used in this fashion. As of October 31, 2000, Credit Concepts has sold $432,000 worth of two and four-year certificates.

       Over the next twelve months, it is the goal of management to increase the loan portfolio by 20-25%. This increase will be primarily obtained through the purchase of retail installment contracts from automobile dealers.

       Credit Concepts' business is not seasonal in nature. Its fiscal year ends July 31.


UNCERTAINTY OF INTERNAL BUDGETS AND FORWARD-LOOKING INFORMATION.
----------------------------------------------------------------
       Although Credit Concepts has prepared its internal budgets and its other forward-looking information in accordance with the best of management's knowledge and belief, there will be differences between the projected and actual results because events and circumstances frequently do not occur as expected, and those differences may be material and adverse. Credit Concepts' forward-looking information is based on a number of estimates and assumptions that, though considered reasonable by Credit Concepts' management, are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of Credit Concepts or its management and upon assumptions with respect to future business decisions which are subject to change. Accordingly, there can be no assurance that the anticipated results will be realized, and actual results may vary from those projected. If actual results are lower than those anticipated, or if the assumptions used in making the projections are not realized, Credit Concepts' ability to achieve reasonable rates of revenues and earnings and to make timely payment of its investment certificates may be adversely affected.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2000.
----------------------------------------------------------------
     Credit Concepts generated $385,194 of revenue for the three months ended October 31, 2000, an increase of $67,736 from $317,458 at October 31, 1999. This increase in revenues is attributed to the increase in finance receivables. Net operating profits during the three months ended October 31, 2000 were $56,342 as compared to net income of $28,013 for the three months ended October 31, 1999. At October 31, 2000 Credit Concepts had approximately $79,350 in cash, $4,434,553 in net finance receivables (after deducting an allowance for credit losses of $370,174 and unearned discounts on contracts of $32,294 and adding capitalized loan origination costs of $18,492), approximately $4,431,697 of indebtedness of all types and a shareholders' equity of approximately $155,308.

       Credit Concepts purchased or originated $1,069,333 of contracts and loans during the three-month period ending October 31, 2000, which accounted for 22.2% of total finance receivables outstanding during the period. Contracts and loans receivable increased by $163,142 to $4,818,529 at October 31, 2000 from $4,655,387 at July 31, 2000. Net profit during the period increased by $28,329 to $56,342 compared to $28,013 at October 31, 2000.

       Interest expense of $148,415 constituted 45.1% of the total expenses, and salaries of $75,684 constituted 23.0%. The increase in interest expense is a result of an increase in the outstanding balance on the bank credit lines. Salaries and benefits increased by $14,998 for the period reflecting the increased costs of management. The provision for credit losses was decreased
by $826  to $370,174 from $371,000 at July 31, 2000.   Net cash flows for the
period decreased by $15,007, with operating activities generating a positive cash flow of $103,240.


LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------
       The finance nature of Credit Concepts' business results in its being capital intensive. To date, Credit Concepts has relied primarily on secured bank financing and shareholder loans to fund its purchase of contracts.

       From inception to December 31, 1997, Credit Concepts borrowed an aggregate of $386,000 from its management, and during the ensuing seven months ended July 31, 1998, it borrowed an additional $814,000 from Credit Concepts' management and $472,500 from friends and family of management in private transactions. Most of these funds were borrowed pursuant to 12% promissory notes, most of which are payable upon demand. Certain of these borrowings have been repaid and an aggregate of $947,745 remained outstanding at October 31, 2000.

       On August 23, 2000 Credit Concepts obtained a new credit facility with Summit Commercial, a division of Summit Bank, that establishes a $5,000,000 line-of-credit for a three year term secured by Credit Concepts' assets, including its contract and loan portfolio. Under the terms of the loan agreement, Credit Concepts may borrow an amount equal to 80% of eligible contract and loan accounts and is obligated, among other things, to maintain a tangible net worth (including tangible assets and subordinated debt) of not less than $1,500,000, personal guarantees of the loan of $5,000,000 by Tom W. Palmer and Eugene C. Albert, and compliance with the terms and conditions of all other agreements to which it is a party. At October 31, 2000 Credit Concepts had outstanding secured bank indebtedness of $3,051,952 pursuant to this credit facility.

       As yet, Credit Concepts has not experienced difficulties in obtaining financing. However, it has begun to reach the limits of its current bank line-of-credit and expects to rely increasingly upon sales of the investment certificates, which have lower interest rates than interest rates that Credit Concepts is currently paying, for financing the purchase of contracts and the funding of loans in the future. Because the proceeds from the sale of investment certificates will be used to purchase contracts and originate loans that serve as collateral for bank borrowings, and because the investment certificates are subordinated to bank borrowings, the sale of investment certificates is expected to increase the ability of Credit Concepts to borrow from commercial banks. If Credit Concepts is able to successfully sell investment certificates at interest rates that are lower than the rates charged by commercial banks, as Credit Concepts' competitors have been able to do over the years, Credit Concepts plans in the future to rely upon the sale of investment certificates over bank borrowings to fund its portfolio of contracts and loans.

       If Credit Concepts is able to sell all of the $5,000,000 of investment certificates within the ensuing twelve months, it does not anticipate the need to raise additional funds from other sources, other than through bank borrowings, which it believes, will then be available to it, within that period.

                       PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the three months ended October 31, 2000.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits:

            Exhibit 15   Accountant's Review Report, from Moss Adams, LLP
            Exhibit 27   Financial Data Schedule

          Reports on Form 8-K

            None.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CREDIT CONCEPTS, INC.



Date:  December 15, 2000           By: /s/ Tom W. Palmer
                                       ------------------------------
                                       Tom W. Palmer, President