Form 10QSB
period 2001-04-30
CREDIT CONCEPTS INC
filed 2001-06-14
CIK 1068667

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB
(Mark one)

       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended April 30, 2001

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 14, 2001, 300 shares of common stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No  [X]

                                  INDEX


PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements.

              Balance Sheets at April 30, 2001 (unaudited), April 30, 1999 (unaudited) and July 31, 2000

              Statements of Income for the Three Months Ended April 30, 2001 (unaudited) and April 30, 2000 (unaudited)

              Statements of Income for the Nine Months Ended April 30, 2001 (unaudited) and April 30, 2000 (unaudited)

              Statements of Cash Flows for the Nine Months Ended April 30 2001 (unaudited) and April 30, 2000 (unaudited)

              Note to Financial Statements (Unaudited)

   Item 2.    Management's Discussion and Analysis or Plan of Operation.


PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings

   Item 2.    Changes in Securities and Use of Proceeds

   Item 3.    Defaults Upon Senior Securities

   Item 4.    Submission of Matters to a Vote of Security Holders

   Item 5.    Other Information

   Item 6.    Exhibits and Reports on Form 8-K

                           CREDIT CONCEPTS, INC.

                                 ----------

                         ACCOUNTANT'S REVIEW REPORT
                                    AND
                            FINANCIAL STATEMENTS

                                 ----------

                               APRIL 30, 2001

                           CREDIT CONCEPTS, INC.
                               BALANCE SHEETS
                                    ASSETS
                                               April 30,             July 31,
                                      ---------------------------  -----------
                                           2001           2000         2000
                                       ------------   ------------ -----------
                                       (Unaudited)     (Unaudited)
Cash                                   $   38,503     $  109,444   $   94,357
                                       -----------    -----------  -----------
Finance receivables:
 Purchased loans                        3,927,519      3,779,143    3,886,937
 Direct loans                           1,082,339        647,048      768,450
 Net deferred loan origination costs         (637)        58,764       24,349
 Discounts on loans purchased             (40,307)       (16,824)     (23,095)
 Allowance for credit losses             (350,986)      (354,100)    (371,000)
                                       -----------    -----------  -----------
                                        4,617,928      4,114,031    4,285,641
                                       -----------    -----------  -----------

Interest receivable                        92,465         75,802       75,802
Equipment and leasehold
  improvements, net                        38,113         25,621       30,455
Other assets                               73,386         20,729       24,133
                                       -----------    -----------  -----------
TOTAL ASSETS                           $4,860,395     $4,345,627   $4,510,388
                                       ===========    ===========  ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Debt:
 Bank line of credit                   $3,201,952     $2,971,574   $3,000,000
 Subordinated notes payable
   to stockholders                        703,033        806,571      821,848
 Investment certificates                  460,000        127,000      332,000
 Notes payable                            169,533        173,500      161,000
Accounts payable and accrued expenses      29,660         25,772       28,903
Interest payable                           54,944         35,851       35,545
Deferred income                                 -         47,212            -
Dealer reserves and holdbacks               2,195              -            -
                                       -----------     ----------    ---------
Total liabilities                       4,621,317      4,187,480    4,379,296
                                       -----------     ----------    ---------
STOCKHOLDERS' EQUITY
Common stock, no par value,
  1,000 shares authorized;
  300 issued and outstanding              150,000        150,000      150,000
Stock subscription receivable             (60,000)       (60,000)     (60,000)
Additional paid-in-capital                 45,807        110,529       91,029
Retained earnings (deficit)               103,271        (42,382)     (49,937)
                                       -----------     ----------    ---------
 Total stockholders' equity               239,078        158,147      131,092

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                $4,860,395     $4,345,627   $4,510,388
                                       ===========    ===========  ===========

                           CREDIT CONCEPTS, INC.
                          STATEMENTS OF OPERATIONS

                                           Three Months Ended April 30,
                                           ----------------------------
                                                2001           2000
                                           -------------   ------------
                                            (Unaudited)    (Unaudited)
REVENUES
  Interest on finance receivables            $ 351,690       $ 263,695
  Other income                                  33,481           4,922
                                             ----------      ----------
      Total revenues                           385,171         268,617
                                             ----------      ----------
EXPENSES
  Interest                                     128,599         116,497
  Provision for credit losses                   66,000         122,785
  Salaries and benefits                         81,931          67,967
  Other operating expenses                      49,437          63,305
                                             ----------      ----------
      Total expenses                           325,967         370,554
                                             ----------      ----------

NET INCOME (LOSS)                            $  59,204       $(101,937)
                                             ==========      ==========

                           CREDIT CONCEPTS, INC.
                          STATEMENTS OF OPERATIONS

                                           Nine Months Ended April 30,
                                           ----------------------------
                                                2001           2000
                                           -------------   ------------
                                            (Unaudited)    (Unaudited)
REVENUES
  Interest on finance receivables           $1,080,685      $  893,111
  Other income                                  72,761          16,229
                                            -----------     -----------
      Total revenues                         1,153,446         909,340
                                            -----------     -----------

EXPENSES
  Interest                                     416,158         340,839
  Provision for credit losses                  169,007         219,785
  Salaries and benefits                        230,978         199,819
  Other operating expenses                     158,191         194,697
                                            -----------     -----------
      Total expenses                           974,334         955,140
                                            -----------     -----------

NET INCOME (LOSS)                           $  179,112      $  (45,800)
                                            ===========     ===========



See accountant's review report and accompanying note.

                                     CREDIT CONCEPTS, INC.
                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                  Stock        Additional
                                  Common       Subscription     Paid-in        Retained
                                  Stock         Receivable      Capital        Earnings        Total
                                 --------      ------------   -----------     ---------      ----------
BALANCE, July 31, 2000           $150,000       $(60,000)      $ 91,029       $(49,937)       $131,092

Stockholder distributions               -              -        (32,126)             -         (32,126)
Net income                              -              -              -         56,341          56,341
                                 --------       ---------      ---------      ---------       ---------
BALANCE, October 31, 2000         150,000        (60,000)        58,903          6,404         155,307

Stockholder distributions               -              -        (13,096)        (6,404)        (19,500)
Net income                              -              -              -         63,567          63,567
                                 --------       ---------      ---------      ---------       ---------
BALANCE, January 31, 2001         150,000        (60,000)        45,807         63,567         199,374

Stockholder distributions               -              -              -        (19,500)        (19,500)
Net income                              -              -              -         59,204          59,204
                                 --------       ---------      ---------      ---------       ---------
BALANCE, April 30, 2001          $150,000       $(60,000)      $ 45,807       $103,271        $239,078
                                 ========       =========      ========       ========        ========



See accountant's review report and accompanying note.


                                CREDIT CONCEPTS, INC.
                               STATEMENTS OF CASH FLOWS

                                                Nine Months Ended April 30,
                                               ------------------------------
                                                    2001             2000
                                               -------------     ------------
                                                (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                               $ 179,112       $ (45,800)
                                                -----------     -----------
 Adjustments to reconcile net income to net
      cash provided by operating activities:
    Provision for credit losses on finance
      receivables                                  169,007         219,785
    Depreciation and amortization                   15,513          20,850

    Changes in assets and liabilities:
      Interest receivable                          (16,663)         (8,502)
      Other assets                                 (60,166)         (7,534)
      Accounts payable, accrued and other
         liabilities                                   757           6,529
      Interest payable                              19,399               -
      Deferred income                                    -          18,746
      Dealer reserve and holdbacks                   2,195               -
                                                -----------     -----------
         Total adjustments                         130,042         249,874
                                                -----------     -----------
         Net cash from operating activities        309,154         204,074
                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Loans and contracts originated or
   purchased                                    (3,336,782)     (2,624,225)
 Loans and contracts repaid                      2,745,215       2,192,759
 Additions to equipment and leasehold
   improvements                                    (12,258)         (4,474)
 Discounts on loans purchased                       17,212          16,824
 Net deferred loan origination costs                24,986          (5,102)
 Recoveries of finance receivables
   previously charged off                           48,075         110,769
                                                -----------     -----------
         Net cash from investing activities       (513,552)       (313,449)
                                                -----------     -----------

                           CREDIT CONCEPTS, INC.
                          STATEMENTS OF CASH FLOWS


                                                Nine Months Ended April 30,
                                               ----------------------------
                                                   2001             2000
                                               ------------     -----------
                                               (Unaudited)      (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings on line of credit                $ 201,952       $ 276,065
 Proceeds from debt                                 12,000               -
 Proceeds from issuance of investment
   certificates                                    187,000         127,000
 Repayment of debt                                (122,282)       (169,837)
 Redemption of investment certificates             (59,000)              -
 Dividends paid                                    (71,126)        (96,313)
                                                 ----------       ---------
   Net cash from financing activities              148,544         136,915
                                                 ----------       ---------

NET DECREASE (INCREASE) IN CASH                    (55,854)         27,540

CASH, beginning of period                           94,357          81,904
                                                 ----------       ---------

CASH, end of period                              $  38,503       $ 109,444
                                                 ==========      ==========



See accountant's review report and accompanying note.

                           CREDIT CONCEPTS, INC.
                        NOTE TO FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this interim report has been prepared by management and reviewed by independent public accountants. The Company's annual report contains audited financial statements, and all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the nine months ended April 30, 2001, are not necessarily indicative of results to be anticipated for the year ending July 31, 2001.

Certain reclassifications have been made to prior period financial statements to conform with current period presentation. Such reclassifications had no effect on previously reported stockholders' equity or results of operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

       For the three months ended April 30, 2001, Credit Concepts has generated $385,171 of revenues and $59,204 of net operating profit. At April 30, 2001 Credit Concepts had $38,503 in cash, $4,617,928 in net finance receivables (after deducting an allowance for credit losses of $350,986, unearned discounts on contracts of $40,307, and net deferred loan origination costs of $637) $4,621,317 of indebtedness of all types and a shareholders' equity of $239,078.


PLAN OF OPERATION.
------------------
       Credit Concepts expects to be able to sell a significant portion of the remaining $5,000,000 of investment certificates within the ensuing twelve months and to use the net proceeds to purchase vehicle contracts with reliable borrowers within the Lane County, Oregon region. Because the investment certificates are subordinated to bank borrowings and the contracts purchased do not collateralize the investment certificates, but may be used to collateralize future bank borrowings, Credit Concepts expects to be able to borrow up to an additional $8,500,000 from banks if all of the investment certificates are sold and used in this fashion. As of April 30, 2001, Credit Concepts has sold $460,000 worth of four-year certificates.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2001 COMPARED WITH THE THREE MONTHS ENDED APRIL 30, 2000.
-----------------------------------------------------------------------------
     Credit Concepts generated $385,171 of total revenues for the three months ended April 30, 2001, an increase of $116,554 from $268,617 at April 30, 2000. Interest income increased by $87,995, or 33.4% to $351,690 at April 30, 2001 compared to $263,695 at April 30, 2000. Other income increased by $28,559, or 580.2% to $33,481 at April 30, 2001 compared to $4,922 at April 30, 2000. The increase in total revenues is attributable to an increase in the outstanding receivables and increased loan fee revenues from direct lending activities. Net operating profit during the three months ended April 30, 2001 was $59,204 as compared to net loss of $101,937 for the three months ended April 30, 2000.
At April 30, 2001 Credit Concepts had $38,503 in cash, $4,617,928 in net finance receivables (after deducting an allowance for credit losses of $350,986, unearned discounts on contracts of $40,307 and net deferred loan origination costs of $637), $4,621,317 of indebtedness of all types and a shareholders' equity of $239,078.

       Credit Concepts purchased or originated $1,263,677 of contracts and loans during the three-month period ending April 30, 2001, which accounted for approximately 25.2% of total finance receivables outstanding during the period. Contracts and loans receivable increased by $175,184 from $4,834,674 to $5,009,858 due to an increase in contracts from dealers and a more aggressive marketing effort to originate direct loans. Net profit during the period was $59,204 reflecting the improved interest revenues and loan fees generated from a larger receivable base. The allowance for credit losses was $350,986 or approximately 7% of contract and direct loan receivables of $5,009,858 for the period ending April 30, 2001.

       Interest expense of $128,599 constituted 39.5% of the total expenses, and salaries and benefits of $81,931 constituted 25.1%. The increase in interest expense is a result of increasing the outstanding balance on the bank credit lines. Salaries and benefits increased by $13,964 for the period reflecting the increased costs of management and additional support staff. The provision for credit losses was decreased by $56,785 compared to the same
period in 2000.   Credit Concepts plans to reduce the impact of interest
expense in future periods by borrowing through the sale of investment certificates in this offering at interest rates that are lower than those it is currently paying.


RESULTS OF OPERATIONS FOR NINE MONTHS ENDED APRIL 30, 2001 COMPARED WITH NINE MONTHS ENDED APRIL 30, 2000.
-----------------------------------------------------------------------------
       Total revenues increased for the nine-month period prior to April 30, 2001 by $244,106, or 26.8%, from $909,340 at April 30, 2000 to $1,153,446 at
April 30, 2001. Interest income increased by $187,574, or 21.0%, from $893,111 at April 30, 2000 to $1,080,685 at April 30, 2001. This increase was a result of a higher receivable base. Net cash from operating activities at the end of April 30, 2001 was $309,154 compared to $204,074 at April 30, 2000. The net profit for the period was $179,112 compared to net loss of $45,800 for the same period in 2000.

       Interest expense totaled $416,158 at April 30, 2001, an increase of $75,319 from the $340,839 at April 30, 2000. Salary expense increased by $31,159 to $230,978 at April 30, 2001 from $199,819 at April 30, 2000. This increase was primarily attributable to an increase in salaries to support staff. Operating expenses (excluding the provision for credit losses) decreased by $36,506 for the period from $194,697 at April 30, 2000.

       The contracts and loans receivable balance totaled $5,009,858 at April 30, 2001, an increase of $583,667 or 13.2% from the $4,426,191 at April 30,
2000. Loans originated and contracts purchased during the nine-month period ending April 30, 2001 increased by $712,557 from the nine-month period ending April 30, 2000. Loans were originated and contracts were purchased during the period ended April 30, 2001 in the amount of $3,336,782 and during the period ended April 30, 2000 in the amount of $2,624,225. This increase is the result of an increase in the number of direct loans originated and the addition of new automobile dealers supplying installment contracts for purchase.

       Credit Concepts had indebtedness of all types of $4,621,317 at April 30, 2001 compared to $4,187,480 at April 30, 2000. The outstanding balance on the line of credit increased by $230,378 to $3,201,952 at April 30, 2001 from $2,971,574 at April 30, 2000. This increase is attributed to the overall growth in the portfolio. Other notes payable (excluding accounts payable, interest payable, deferred income and income taxes payable) increased by $225,495, to $1,332,566 at April 30, 2001 from $1,107,071 at April 30, 2000.
This increase is attributable to the sale of investment certificates during the period for a total increase in certificates payable of $333,000 from $127,000 to $460,000 at April 30, 2001. Shareholders' equity increased by $80,931 to $239,078 at April 30, 2001 from $158,147 at April 30, 2000. This increase was a result of improved earnings from increased revenues.

       The allowance for credit losses decreased by $3,114 to $350,986 at April 30, 2001 from $354,100 at April 30, 2000. Credit Concepts had net cash at April 30, 2001 of $38,503 compared to $109,444 at April 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------
       The finance nature of Credit Concepts' business results in its being capital intensive. To date, Credit Concepts has relied primarily on secured bank financing and shareholder loans to fund its purchase of contracts.

       From inception to December 31, 1997, Credit Concepts borrowed an aggregate of $386,000 from its management, and during the ensuing seven months ended July 31, 1998, it borrowed an additional $814,000 from Credit Concepts management and $472,500 from friends and family of management in private transactions. Most of these funds were borrowed pursuant to 12% promissory notes, most of which are payable upon demand. Certain of these borrowings have been repaid and an aggregate of $872,566 remained outstanding at April 30, 2001. As of April 30, 2001, Credit Concepts had issued $460,000 of both long-term and short-term investment certificates.

       On August 23, 2000 Credit Concepts obtained a new credit facility with Summit Commercial, Rediscount Finance Division that establishes a $5,000,000 line-of-credit secured by Credit Concepts' assets, including its contract and loan portfolio with a three-year maturity. Under the terms of the loan agreement, Credit Concepts may borrow an amount equal to 80% of eligible contract and loan accounts and is obligated, among other things, to maintain: a tangible net worth of not less than $1,500,000, a senior debt to tangible net worth ratio of not greater than 4 to 1, personal guarantees of the loan of $3,000,000 by Tom W. Palmer and Eugene C. Albert, and compliance with the terms and conditions of all other agreements to which it is a party. At April 30, 2001 Credit Concepts had outstanding secured bank indebtedness of $3,201,952 pursuant to this credit facility.

       As yet, Credit Concepts has not experienced difficulties in obtaining financing. However, it has begun to reach the limits of its current bank line-of-credit and expects to rely increasingly upon sales of the investment certificates in the present offering, which have lower interest rates than interest rates that Credit Concepts is currently paying, for financing the purchase of contracts and the funding of loans in the future. Because the proceeds from the sale of investment certificates will be used to purchase contracts and originate loans that serve as collateral for bank borrowings, and because the investment certificates are subordinated to bank borrowings, the sale of investment certificates is expected to increase the ability of Credit Concepts to borrow from commercial banks. If Credit Concepts is able to successfully sell investment certificates at interest rates that are lower than the rates charged by commercial banks, Credit Concepts plans in the future to rely upon the sale of investment certificates over bank borrowings to fund its portfolio of contracts and loans.

       If Credit Concepts should be able to sell a substantial portion of the remaining $5,000,000 of investment certificates in this offering within the ensuing twelve months, it does not anticipate the need to raise additional funds from other sources, other than through bank borrowings, which it believes, will then be available to it, within that period.

                       PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

       None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

       None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the three months ended April 30, 2001.

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


                                   CREDIT CONCEPTS, INC.



Date:  June 14, 2001               By: /s/ Tom W. Palmer
                                       ------------------------------
                                       Tom W. Palmer, President